Form 10-K
period 2004-12-31
TRI-S SECURITY CORP
filed 2005-03-31
CIK 1304901

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51148

Tri-S Security Corporation
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	30-0016962 (I.R.S. Employer Identification No.)
3700 Mansell Road Suite 220 Alpharetta, GA 30022 (Address of Principal Executive Offices)
(770) 625-4945 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: units (each unit consisting of one share of common stock, par value $0.001 per share, and a warrant to purchase one share of common stock); common stock, par value $0.001 per share; and warrants to purchase common stock, par value $0.001 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 30, 2004, there was no public market for the registrant's common equity.

        As of March 25, 2005, 3,285,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Note Regarding Forward-Looking Statements

        Tri-S Security Corporation, a Georgia corporation (the "Company", "Tri-S" or "we"), has made forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2004 (the "Annual Report"), including, without limitation, in the sections herein titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts. Words such as "believes," "expects," "anticipates," "intends," "seeks," "could," "will," "predicts," "potential," "continue," "may," "plans," "estimates" and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

        Examples of forward-looking statements in this Annual Report include statements regarding: the impact of terrorist activity or breach of security on our business; our ability to retain and manage our guards; our plans for expansion and growth of our business; our ability to compete effectively in our industry; our expectations regarding the likelihood of introduction of new regulations that would adversely affect our business; our estimates of our capital requirements and needs for additional financing; risks related to Federal government contracts; Federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under Federal government contracts; changes in Federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to retain contracts during re-bidding processes; and the other factors that we describe in this Annual Report under the section herein titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors." Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statement. You should understand that many important factors, in addition to those discussed in the sections herein titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements.

        All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of these statements in light of new information or future events.

Item 1. Business

Introduction and History

        Through our wholly-owned subsidiary, Paragon Systems, Inc., an Alabama corporation ("Paragon Systems"), we provide contract guard services to various Federal government agencies. We strive to provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

        We were incorporated in Georgia in October 2001 under the name "Diversified Security Corporation." We changed our name to "Tri-S Security Corporation" on August 16, 2004. Our principal executive offices are located at 3700 Mansell Road, Suite 220, Alpharetta, Georgia 30022, and our telephone number at that address is (770) 625-4945.

        We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. We intend to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We made our first acquisition (the "Acquisition") on February 27, 2004 when we acquired Paragon Systems, a contract guard services and logistics provider. At the closing of the Acquisition, we: (i) paid $10 million, of which $2.3 million was paid in cash and $7.7 million was paid through issuance of promissory notes (referred to herein as the "Paragon Notes") to the former shareholders of Paragon Systems; and (ii) agreed to issue to the former shareholders an aggregate of 100 shares of our Series C Redeemable Preferred Stock, par value $1.00 per share (the "Series C Redeemable Preferred Stock"), with an aggregate redemption value of $6.0 million.

        On February 8, 2005, pursuant to an Exchange and Recapitalization Agreement between the Company and all the holders of our common stock, par value $0.001 per share, Series A Convertible Preferred Stock, par value $1.00 per share (the "Series A Convertible Preferred Stock"), and Series B Convertible Preferred Stock, par value $1.00 per share (the "Series B Convertible Preferred Stock"), and all holders of rights to acquire our common stock (the "Exchange and Recapitalization Agreement"), we effected an exchange and recapitalization of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and rights to acquire our common stock. Pursuant to the Exchange and Recapitalization Agreement, all of our outstanding (i0 common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was exchanged for an aggregate of 1,200,000 shares of common stock and (ii) rights to acquire our common stock were exchanged for rights to purchase an aggregate of 113,269 shares of common stock. The transactions effected by the Exchange and Recapitalization agreement are referred to in this Annual Report as the "Exchange and Recapitalization."

        On February 9, 2005, we commenced an underwritten initial public offering of 1,800,000 units (plus up to an additional 270,000 units subject to the exercise of the underwriters' over-allotment option), with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at an initial offering price per unit of $6.00 (the "Initial Public Offering"). In connection with the Initial Public Offering, our units commenced trading on The Nasdaq SmallCap Stock Market under the symbol "TRISU" on February 9, 2005. The Initial Public Offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. We filed a Registration Statement on Form S-1 (No. 333-119737) with the Securities and Exchange Commission (the "SEC") registering pursuant to the Securities Act of 1933, as amended (the "Securities Act"), the securities to be sold in the Initial Public Offering (the "Registration Statement"). The SEC declared the Registration Statement effective on February 8, 2005.

Overview of Our Operations

        Prior to the Acquisition, we had no operations. Currently, our operations consist only of the operations of Paragon Systems. Paragon Systems was incorporated in 1987 in Alabama and has provided contract guard services to Federal government agencies since 1994. Initially, Paragon Systems was established as an engineering company to service contracts with the Federal government agencies and with the U.S. Army Missile Command in both space and defense related areas of business. Paragon Systems has participated in high level engineering projects for the U.S. Army, the National Aeronautics and Space Administration ("NASA"), other government agencies and local industry.

        While serving as an engineering company, Paragon Systems contracted with Lockheed Martin to furnish assistance in Federal contract administration for Lockheed Martin on a sub-contract for construction at the NASA missile plant located in Iuka, Mississippi. Paragon Systems also provided engineering and technical support for contract cost management to NASA's Orbital Maneuvering Vehicle program, which developed an orbital vehicle that would be carried aloft by the space shuttle and maintained in orbit to perform specific tasks for the International Space Station. Paragon Systems also performed a number of high level engineering projects for Control Dynamics Corporation, including conducting preliminary design tasks for development of a heavy launch lift vehicle, which was at that time planned to be a robotic successor for the space shuttle.

        In 1994, Paragon Systems applied its engineering expertise and management skills to the security industry. Paragon Systems was awarded its first contract in 1994 to provide security services for the U.S. Army Corps of Engineers. Since such time, Paragon Systems has obtained contracts with various other Federal government agencies and has provided high-level, expert security services. Paragon Systems has, through the utilization of its systems engineering skills, developed contract guard security services as its core business. Paragon Systems no longer provides engineering services.

        In 1991, Paragon Systems applied to be certified as a small and disadvantaged business (an "8(a) firm") by the U.S. Small Business Administration (the "SBA"). In 1993, Paragon Systems was certified as an 8(a) firm and, in 1994, was awarded its first guard contract to provide security guard services for the U.S. Army Corps of Engineers. Since such time, Paragon Systems has obtained contracts with various other Federal government agencies and has developed contract guard security services as its core business. Paragon Systems' certification as an 8(a) firm expired in September 2002, and its revenues from its security guard service business have grown to a level which makes it ineligible to qualify once again for certification as an 8(a) firm. Paragon Systems is now expanding its security guard service business by bidding on larger contracts than it was first awarded when certified as an 8(a) firm.

        Through Paragon Systems, we employ over 700 persons in the course of providing contract guard services and maintain field offices located in Birmingham, Alabama, Mobile, Alabama, Montgomery, Alabama; Louisville, Kentucky; Baltimore, Maryland; Glynco, Georgia; Stennis Space Center, in Vicksburg, Mississippi; and Gulfport, Mississippi. At our offices in Huntsville, Alabama we maintain a full support staff to support all field operations, including human resources, accounting, payroll, quality control, logistics, computer services, training, and other supporting functions as needed.

        In addition to our core business of providing contract guard services, we have two non-core business interests relating to logistics services. First, in 2000, Paragon Systems entered into a contract to provide logistics services by developing and executing plans for improved logistics systems in support of U.S. Army facilities located at Fort Bliss, Texas and Fort Sill, Oklahoma. This contract will expire in September 2005, and we have not determined whether we will pursue any additional logistics contracts. Second, through Paragon Systems, we own a 10% equity interest in Army Fleet Support, LLC ("Army Fleet Support" or the "joint venture"), which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama. As a minority equity holder, we do not participate in the management of, or have any operational authority with respect to, Army Fleet Support.

        We currently have a total of ten customers and thirteen Federal government contracts. We provide contract guard services for eight of our customers and logistics services for the other two customers. Three of our contract guard customers have two contracts with us. The following table sets forth the number of our Federal government contracts during the time periods and in the revenue ranges indicated:

Annual Revenues	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Less than $1.0 Million per Contract	5	5	7
$1.0 to $2.0 Million per Contract	3	6	4
$2.0 to $3.0 Million per Contract	0	0	1
Greater than $3.0 Million per Contract	5	4	1

The Security Industry

        The security industry encompasses a variety of high-tech and low-tech products and services. The service segment of the security industry includes contract guard services, armored car services, executive protection, fire suppression, alarm monitoring, closed circuit television ("CCTV"), access control, biometric, home automation and system integration services.

        The global security industry has grown largely due to an increasing fear of crime and terrorism. In the United States, the demand for security related products and central station monitoring services also has grown steadily. We believe that there is continued heightened attention to and demand for security due to the events of September 11, 2001 and the ensuing threat, or perceived threat, of criminal and terrorist activities.

        Despite the size and prospects for growth of the services segment of the security industry, the services segment, including the contract guard services and system integration services, remains highly fragmented. This high degree of fragmentation in the security industry makes it a prime candidate for future consolidation.

Contract Guard Service

        The contract guard services segment of the security industry includes security and patrol services, as well as various types of investigation services, including background, undercover, insurance claims and financial fraud.

        Contract guard services are provided under contracts in which the guard company agrees to recruit, hire, train, supervise, schedule and pay security guards deployed to certain specified sites, as well as to provide firearms, uniforms and equipment. Typical functions for security guards include patrolling the premises, checking identification for access control, staffing a security control center, monitoring activities on CCTV and responding to emergency requests for assistance.

        Contract guard services are customarily charged to the customer at an hourly or monthly rate (which can be fixed or variable). A contract guard company's profit is based on the "spread" of the hourly or monthly rate over the cost of the guard.

        Demand for guard services is dependent upon a number of factors, including demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation and technology.

        Although we currently provide contract guard services only to Federal government agencies, the contract guard services segment of the security industry also includes state government and private sectors, with customer sites including residential and office buildings, wholesale and retail businesses, warehouses, industrial facilities, hospitals and all state-run properties and facilities. The Federal government, state government and private sectors present diverse operating environments and unique challenges for contract guard service providers operating in such sectors. We intend to expand our operations in the Federal government sector and introduce operations in the state government and private sectors.

        The Federal government awards substantially all contracts for contract guard services through a competitive bidding process; however, certain agencies permit negotiated contracting through the U.S. General Services Administration ("the "GSA"). Contracts awarded through a competitive bidding process generally have lower profit margins than negotiated contracts because in a competitive bidding process bidders compete predominantly on price. The Federal government is the largest procurer of products and services in the world, and the Federal contract market provides significant business opportunities for contract guard service providers approved to contract for the Federal government. Contracting with the Federal government, however, poses certain risks including that the Federal government may terminate the contract at its discretion, that funds to pay awarded contracts may not be appropriated by Congress, and that service providers to the Federal government may not be able to comply with complex procurement laws.

        The private sector enterprises, however, generally do not obtain contract guard services through a competitive bid process, but privately negotiate contracts for such services, resulting in contracts with higher profit margins because price is not always the primary basis for competition for such contracts. The private sector provides an opportunity for contract guard service providers to grow through acquisitions.

Security System Integration

        The term "integrated systems" refers to security systems which combine the features of security products like CCTV and intrusion control. The critical concept in system integration is that the components of the system communicate with one another in order to improve system performance. This communication among system components is accomplished through the use of specialized software. The most highly complex integrated systems utilize a common database, which is often managed and maintained by the systems integrator. Because of their complexity and reliance on software, integrated systems require a higher degree of proficiency than ordinary add-on type systems like CCTV or access control.

        We currently do not operate in the system integration segment of the security industry; however, we intend to expand our business by selectively pursuing acquisition opportunities in this segment. We intend to target for acquisition existing organizations with established reputations for quality customer service. We will seek to identify and acquire organizations offering customized, integrated systems in the high-end commercial and high-end residential electronic security markets.

        We believe that offering system integration services will complement, and create synergies with, the contract guard services we currently offer. In the course of providing contract guard services under our current Federal government contracts, for example, our security guards monitor and operate integrated systems sold and installed by providers of integrated systems. If we are able to sell integrated systems to our clients and install such systems for our clients, in addition to monitoring and operating such systems, then we will be able to offer products and services which complement our contract guard services. We also believe that offering system integration products and services will increase our profitability because contracts for system integration products and services generally have higher profit margins than contracts for guard services and the system integration segment is anticipated to grow more rapidly than the contract guard segment.

Our Strategy

Operations

        Our objective is to increase our revenues, profitability and market position and that of the businesses we may acquire in the future, while maintaining the highest level of service to our customers. The key elements of our operations strategy include the following:

  •
  managing personnel costs by minimizing turnover through effective recruitment, training and supervision of guards;

  •
  retaining existing customers and engaging new customers by servicing clients with the highest degree of integrity and responsiveness;

  •
  developing cost-effective solutions for the security needs of our customers; and

  •
  capitalize on the growing trend among businesses and Federal government agencies to outsource non-core functions such as security officer services.

Federal Government Contracts

        The majority of our current contracts for contract guard services were awarded by the Federal government through a competitive bid process. We intend to grow our business by obtaining new Federal government contracts through the competitive bidding process and providing additional services under our current Federal government contracts and by negotiated contracts. In March 2005, we engaged Proposal Solutions, Inc., a consulting firm located in the Washington, D.C. area, to assist us in preparing contract bids for contract guard services. We believe this consulting firm will provide valuable assistance to us in preparing our bids.

        We intend to hire a full-time employee to provide business development and marketing services for the Company. This person's job responsibilities will focus on identifying new contract opportunities with Federal government agencies and preparing and submitting bids for such contracts.

        We intend to bid on Federal government contracts for contract guard services valued between an aggregate of $500,000 and $50 million over a five-year period. Our ability to bid on larger contracts is constrained because we do not currently have sufficient capital to cover the substantial start-up costs we would incur if awarded a significant number of contracts with higher values.

Acquisitions

        We intend to develop and expand our business by selectively pursuing acquisition opportunities in the contract guard services and system integration services segments of the security industry. We intend to target for acquisition existing companies with established reputations for quality customer service.

        In the system integration market, we seek to identify and acquire organizations offering customized, integrated systems in the high-end commercial and high-end residential electronic security markets.

        In the contract guard services market, we seek to acquire organizations which provide contract guard services to Federal government agencies and to the private sector. We are specifically looking to acquire larger organizations which provide contract guard services to Federal government agencies pursuant to negotiated contracts or which otherwise have contracts with higher profit margins. We are also looking to acquire organizations which provide contract guard services to the private sector, including residential and commercial facilities, and which have contracts with higher profit margins than our current Federal government contracts. Although we intend our initial acquisition activities to be concentrated in the Southeast, Midwest and Atlantic coastal portions of the United States, we have not placed any geographic restrictions on our future acquisition strategy. We believe we will have significantly more acquisition possibilities in the private sector than in the Federal government sector.

        We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain.

        Because the security industry is still very highly fragmented, we believe there will be no lack of opportunities for acquiring the type of companies that are the focus of our planned acquisition efforts. Both industry segments are marked by concentration by several of the well known larger providers of security services, such as Tyco International Ltd. on the electronic side of the business and Allied Security, Inc., Securitas Security Services USA and Rentokil Initial plc on the physical security side. While there is concentration among the larger providers, we believe there remains a host of quality, sizable regional and local providers that are available for acquisition.

Our Contract Guard Services Operations

        Through Paragon Systems, we provide contract guard services to various Federal government agencies. Our contract guard services include providing uniformed and armed guards for access control, plant security, personnel security, theft prevention, surveillance, vehicular and foot patrol, crowd control and the prevention of sabotage, terrorist and criminal activities. We provide guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts. Our guards maintain contact with headquarters or supervisors via car radio or hand-held radios. In addition, our guards respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises.

        In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising the guards deployed to the Federal agencies we serve, as well as paying all guards and providing them with firearms, uniforms, fringe benefits, workers' compensation insurance and any required bonding. We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

        We strive to provide cost-effective solutions to ensure the safety and security of the assets of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

Our Logistics Contracts

        In 2000, Paragon Systems entered into a contract to provide logistics services by developing and executing plans for improved logistics systems in support of U.S. Army facilities located at Fort Bliss, Texas and Fort Sill, Oklahoma. Pursuant to this contract, Paragon Systems provides expertise in support of the U.S. Army's Velocity Management initiatives, known as the Logistics Centers of Excellence ("LCOE") programs, by developing and executing plans for improved logistics systems in terms of readiness and cost reduction. Paragon Systems designs and operates LCOEs at Fort Bliss, Texas and Fort Sill, Oklahoma to support the Army's Material Command weapon programs. Paragon Systems provides the essential and critical interfaces and lines of technical communications between the various U.S. Army Aviation and Missile Command Project Offices, the end user and the weapons prime contractors. This contract, including extensions, expires pursuant to its terms in September 2005, and we have not determined whether we will pursue any additional logistics contracts.

Our Equity Interest in Army Fleet Support, LLC

        Through Paragon Systems, we own a 10% equity interest in Army Fleet Support, which provides all logistics support for U.S. Army aviation training at Fort Rucker, Alabama. In providing this support, the joint venture provides personnel, management, material parts, supplies, transportation and equipment to perform aviation unit maintenance, aviation unit intermediate maintenance and approved depot maintenance.

        L-3 Communications Integrated Systems and Vertex Aerospace LLC collectively own the majority equity interest in Army Fleet Support. L-3 Communications Integrated Systems provides comprehensive logistics support and services, including extensive rotary-wing aircraft systems integration, modification and maintenance. Vertex Aerospace LLC is an aviation and aerospace technical services company, managing and servicing rotary-wing air craft, as well as other equipment, primarily for government customers.

        As a minority equity holder, we do not participate in the management of, or have any operational authority with respect to, Army Fleet Support. None of our management personnel or employees provides any services to Army Fleet Support. In December 2003, Paragon Systems made an initial capital contribution to Army Fleet Support of $715,000. Since such time through December 31, 2004, Paragon Systems has received approximately $2.1 million in cash distributions with respect to its equity interest in Army Fleet Support.

Sales and Marketing

        Our sales and marketing approach is designed to focus on Federal government agencies. We market our services through the offices of our subsidiary, Paragon Systems, located in Huntsville, Alabama. Currently, the executive officers of Paragon Systems conduct all of our sales and marketing efforts. We currently do not have a separately designated sales and marketing staff but intend to establish a separate sales and marketing department to identify opportunities in the Federal government and private sectors and to negotiate and bid on Federal government contracts. Our key marketing vehicles are our website, Federal government bulletin board sites on the Internet, word of mouth and customer referrals.

Employees

        As of December 31, 2004, we employed approximately 760 individuals, consisting of more than 725 security guards, and 38 managerial and administrative employees. Two of the former shareholders of Paragon Systems served as the President and Executive Vice President of Paragon Systems during 2004 and were responsible for managing substantially all of Paragon Systems' operations relating to the provision of contract guard services. These two individuals were employed by Paragon Systems pursuant to employment agreements which expired in February 2005. We are currently conducting an executive search for a President of Paragon Systems.

        Our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the contract guard services industry is characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified guards, although when labor has been in short supply, we have been required to pay higher wages and incur overtime charges.

        We believe that the quality of our guards is essential to our ability to offer effective and reliable service, and we believe diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth. Our policy requires that all selected applicants for a guard position with us undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws and criminal record checks. Personnel are selected based upon physical fitness, maturity, experience, personality, stability and reliability. We treat all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions. However, all Federal guard service contracts require that guards be a minimum of 21 years of age.

        Our comprehensive training programs for our guards include pre-assignment training, on-the-job assignment training and refresher training. Pre-assignment training explains the duties and powers of a guard, report preparation, emergency procedures, ethics and professionalism, grounds for discharge, general orders, uniforms and personal appearance, and basic post responsibilities. It also includes jurisdiction and legal responsibilities, use of force, arrest authority and procedures, search and seizure procedures, crime scene protection, rules of evidence, hostage situations, bomb threats and incidents, workplace violence, sabotage and espionage, terrorism/anti-terrorism, and weapons of mass destruction. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on an annual basis as the need arises as determined by the local area supervisor and manager, or quality control personnel.

        Unionized employees account for approximately 60% of our employees and work under collective bargaining agreements with the following unions: the United Union of Security Guards; the Industrial, Technical and Professional Employees Union; and the Security Police and Fire Professionals of America. These collective bargaining agreements do not permit work stoppages, and we have experienced no work stoppages attributable to labor disputes. Our relations with our employees have generally been satisfactory. Guards and other personnel supplied by us to its customers are our employees, even though they may be stationed regularly at the customer's premises.

Insurance

        We maintain all appropriate forms of insurance, including comprehensive general liability, performance and crime bonding, professional liability and automobile coverage. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with all state workers' compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

        Generally, our Federal government contracts do not require that we obtain a performance bond; however, one of our current contracts does require a performance bond in the amount equal to 20% of the current year's contract price of $3.0 million or $600,000. The fee to obtain this bond is 1% of the bond amount. The bond does not cover losses incurred by our failure to perform due to acts of terrorism.

Customers

        Since February 27, 2004, when we acquired Paragon Systems, we have provided our contract guard services to eight customers in eight states. We provide contract guard services for the following Federal government agencies (i) the Department of Homeland Security; (ii) the Social Security Administration; (iii) the Corps of Engineers; (iv) the U.S. Coast Guard; (v) the Federal Law Enforcement Training Center; (vi) the NASA John C. Stennis Space Center; (vii) the U.S. Food and Drug Administration; and (viii) the U.S. Army Armed Forces Retirement Home.

        Our typical customer contract may provide for an hourly or monthly billing rate used for all security guards at a site or variable hourly billing rates for different guards. Our contracts are usually multi-year contracts with renewal options. For the twelve months ended December 31, 2004, five contracts represented more than 80% of our revenues.

        For the year ended December 31, 2004, our contracts with the Social Security Administration, the Department of Homeland Security, the Federal Law Enforcement Training Center and the Stennis Space Center each accounted for more than 10% of our revenue.

Competition in Contract Guard Services

        The contract guard services segment of the security industry is highly competitive but fragmented. Contract guard services generally compete with each other on price and the quality of service provided; the scope of the services performed; name recognition; the extent and quality of the guard supervision, recruiting, selection and training; and the ability to handle multiple worksites nationwide.

        We provide contract guard services to Federal government agencies located exclusively in the southeastern United States. On any given contract for which we bid, there are generally five to ten other bidders. We compete primarily on price, the quality of our service and our history of providing contract guard services in the Southeast for over a decade.

        Our largest competitors in the contract guard services market include contract security service providers such as Coastal International Security and Wackenhut/Alletug. These competitors are much larger than we are and have significantly greater resources with which to target our markets, including name recognition. The guard industry also contains a large number of smaller regional and local security service providers in the United States in addition to those listed above which also directly compete with us, including Alpha Protective Services and Security Consultants Group.

        We believe that we have highly skilled accounting and cost management personnel and an excellent reputation for providing services to our customers on time and within budget. These competitive advantages contribute to our ability to obtain Federal government contracts through the competitive bidding process. Our primary competitive disadvantage results from our centralized management. Although we maintain field offices at certain contract sites, certain primary support functions for all of our contracts are provided out of our office located in Huntsville, Alabama, which is a competitive disadvantage when we are bidding for contracts against firms willing to establish full-blown support offices at the contract site.

        Because of the contract guard services industry's low barriers to entry, other competitors are also likely to enter the industry. Furthermore, traditional guard companies will increasingly compete with the electronics side of the security industry, as customers increase their level of automation and replace guards with more sophisticated electronic hardware.

Government Regulation

        We are subject to city, county and state firearm and occupational licensing laws that apply to security guards and private investigators. In addition, many states have laws or regulations requiring training and registration of security guards, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. We may be subjected to penalties or fines as the result of licensing irregularities or the misconduct of one of our guards from time to time in the ordinary course of our business.

        We are also subject to certain Federal regulations, including regulations concerning the use and distribution of firearms. Violations of these regulations may result in criminal penalties. Furthermore, we are subject to Federal laws and regulations relating to the formation, administration and performance of Federal government contracts, including the Federal Acquisition Regulations and supplemental GSA regulations, the Truth in Negotiations Act and the Cost Accounting Standards.

Item 2. Properties

        Our corporate headquarters and principal executive offices are located in Alpharetta, Georgia, and our contract guard services operations are located at the offices of our wholly-owned subsidiary, Paragon Systems, in Huntsville, Alabama. We lease space at both locations. We are obligated to pay rent on the Alpharetta, Georgia facility of $1,930 per month. This lease may be terminated upon 30 days' notice. We are obligated to pay rent on the Huntsville, Alabama facility of $3,850 per month, plus a share of operating expenses, through October 2005.

        We lease two additional facilities in Huntsville, Alabama. We use one these facilities to support our guard services contract with the State of Alabama and to house our quality control department, and we are obligated to pay rent on this facility of $1,250 per month through October 2005. We use the other facility to support our logistics services business, and we are obligated to pay rent on this facility of $2,013 per month through November 2005. Paragon Systems also maintains an off-site facility used for office space located in Baltimore, Maryland on which we are obligated to pay rent of $2,275 through December 2006.

        We believe our leased facilities are adequate to meet our needs and that additional facilities are available to us to meet our expansion needs for the foreseeable future on commercially reasonable terms. We have leased our office locations at market rates prevailing at the time the leases for such facilities were executed.

Item 3. Legal Proceedings

        Based on currently known facts, we believe there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

Item 4. Submission of Matters to a Vote of Security Holders

        On October 13, 2004, the Company's shareholders took the following actions by written consent in lieu of a 2004 annual meeting of the Company's shareholders:

  (i)
  approved and adopted the Company's amended and restated articles of incorporation in the form filed as Exhibit 3.1 to this Annual Report;

  (ii)
  approved and adopted the Company's amended and restated bylaws in the form filed as Exhibit 3.2 to this Annual Report;

  (iii)
  approved and adopted the Company's 2004 Stock Incentive Plan in the form filed as Exhibit 10.42 to this Annual Report; and

  (iv)
  elected James M. Logsdon to serve as a Class I director of the Company, James A. Verbrugge to serve as a Class II director of the Company, and Ronald G. Farrell and Lee K. Toole to each serve as a Class III director of the Company, with each Class I, Class II and Class III director to serve commencing on the completion of the Initial Public Offering and until the date of the annual meeting of the Company's shareholders held in 2005, 2006 and 2007, respectively, and until such director's successor has been duly elected and qualified or until such director's earlier death, resignation or removal.

        The actions of the Company's shareholders taken by written consent on October 13, 2004 were taken by shareholders holding 2,500,000 shares of common stock, which constituted a majority of the outstanding shares of common stock entitled to take such actions.

        On January 22, 2005, the Company held its 2005 annual meeting of shareholders (the "Meeting") at which the Company's shareholders took the following actions to adjust the terms of office of the directors of the Company as approved by the Company's shareholders on October 13, 2004:

  (i)
  elected Mr. Logsdon to serve as a Class I director of the Company, commencing upon the date on which the Registration Statement is declared effective by the SEC and until the date of the Company's 2006 annual meeting of shareholders and until his successor is elected and qualified or until his earlier death, resignation or removal;

  (ii)
  elected Dr. Verbrugge to serve as a Class II director of the Company, commencing upon the date on which the Registration Statement is declared effective by the SEC and until the date of the Company's 2007 annual meeting of shareholders and until his successor is elected and qualified or until his earlier death, resignation or removal; and

  (iii)
  elected each of Messrs. Farrell and Toole to serve as a Class III director of the Company, commencing upon the date on which the Registration Statement is declared effective by the SEC and until the date of the Company's 2008 annual meeting of shareholders and until their successors are elected and qualified or until their earlier death, resignation or removal.

        The election of each of the directors at the Meeting received the approval of shareholders holding 2,500,000 shares of common stock, which constituted a majority of the outstanding shares of common stock entitled to vote. No votes were withheld or abstained with respect to the election of directors at the Meeting.

Item 4.5 Executive Officers of the Registrant

        Pursuant to General Instruction G (3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the information regarding the Company's executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

        The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 25, 2005, of such officer:

Name	Age	Position
Ronald G. Farrell	61	Chairman of the Board, President and Chief Executive Officer of the Company
E. Wayne Stallings	59	Chief Financial Officer of the Company
Carla Cilyok	38	Chief Financial Officer of Paragon Systems

        Certain additional information concerning the individuals named above is set forth below:

        Ronald G. Farrell is the Company's founder and has served as a director and the President and Chief Executive Officer of the Company since the Company was formed in October 2001. From December 1998 to December 2001, Mr. Farrell served as Chairman of the Board and Chief Executive Officer of Golf Entertainment, Inc. At various times from 1986 through 1998, Mr. Farrell served as Chairman of the Board and Chief Executive Officer of Computer Integration Corporation, Sports Leisure, Inc., Automotive Industries, Inc. and Builders Design, Inc.

        E. Wayne Stallings has served as the Company's Chief Financial Officer since October 2004. From 1992 to September 2004, Mr. Stallings served in various executive capacities, including Senior Vice President and Chief Financial Officer, with Wellington Leisure Products, Inc., a manufacturer of rope and outdoor products. In February 2003, Wellington Leisure Products, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Stallings was Chief Financial Officer of Wellington Leisure Products, Inc. from November 1992 to January 2003. Prior to 1992, Mr. Stallings served in various executive capacities for over 10 years in the United States corporate office of Grand Metropolitan, PLC, a United Kingdom public company.

        Carla Cilyok has served as the Chief Financial Officer and controller of Paragon Systems since 1997. Prior to 1997, Ms. Cilyok served as the Business Manager for Paragon Systems.

        There are no family relationships among any of our executive officers or directors. Except as disclosed in the section of this Annual Report titled "Executive Compensation—Employment Agreements", no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of our knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Our executive officers of the Company are elected or appointed by our board of directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Market for Common Equity

        Our units commenced trading on The Nasdaq SmallCap Market under the symbol "TRISU" on February 9, 2005. Prior to February 9, 2005, there was no established public trading market or reported quotations of any nature for our units, common stock or warrants.

        The units will cease trading on The Nasdaq SmallCap Market at the market's close on April 8, 2005. Commencing on April 11, 2005, our common stock and warrants will trade separately on The Nasdaq SmallCap Market under the symbols "TRIS" and "TRISW", respectively.

        As of March 25, 2005, there were approximately 13 holders of record of our common stock.

        We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

        During the year ended December 31, 2004, we issued unregistered securities to a limited number of individuals, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder ("Regulation D"). The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. In each instance, the recipients were accredited investors, as that term is defined in Rule 501 of Regulation D. All recipients had adequate access, through their relationships with us, to information about us. Set forth below is a description of the issuances of unregistered securities made by us during the year ended December 31, 2004.

  •
  On March 3, 2004, we issued 10,000 shares of Series B Convertible Preferred Stock to Michael Bennett, an accredited investor and a beneficial holder of greater than 5% of our common stock, for a purchase price of $5.00 per share.

  •
  On March 3, 2004, we issued 15,000 shares of common stock to Mr. Bennett in exchange for consulting services rendered by him on our behalf.

  •
  On February 27, 2004, we issued an aggregate of 100 shares of our Series C Redeemable Preferred Stock to the former shareholders of Paragon Systems in connection with the Acquisition of Paragon Systems. The shares have an aggregate redemption value of $6.0 million.

  •
  In July 2004, we issued a warrant to purchase 50,000 shares of common stock with an exercise price of $1.00 per share to BRE LLC in connection with entering into our credit agreement. This warrant was exchanged in the Exchange and Recapitalization for a warrant to purchase 16,181 shares of common stock at an exercise price of $3.09 per share.

Use of Proceeds of Initial Public Offering

        In connection with our Initial Public Offering, on February 8, 2005, the SEC declared effective our Registration Statement (No. 333-119737). Pursuant to the Registration Statement we registered under the Securities Act the sale and issuance of 1,800,000 units, plus an additional 270,000 units underlying the underwriters' over-allotment option. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. The initial public offering price of the units was $6.00 per unit. The managing underwriters of the offering were Capital Growth Financial, LLC and Bathgate Capital Partners LLC.

        Our Initial Public Offering commenced on February 9, 2005. The initial 1,800,000 units were sold to underwriters at a unit price of $5.52 per unit at the closing of the offering on February 14, 2005. On March 15, 2005, the underwriters exercised their over-allotment option to purchase the additional 270,000 units. The additional 270,000 units were sold to the underwriters at a unit price of $5.52 per unit at the closing of the over-allotment option on March 17, 2005. All of the units were sold by us. There were no selling shareholders in the offering.

        The aggregate gross proceeds from the units sold, including the units sold pursuant to the exercise of the underwriters' over-allotment option, were approximately $12.4 million. The aggregate net proceeds to us were approximately $10.3 million after deducting approximately $2.1 million in underwriting discounts and commissions, offering expenses and consulting fees.

        We used approximately $8.1 million of the net proceeds in repayment of the Paragon Notes, $300,000 in payment of accrued interest due on our Series C Redeemable Preferred Stock and $1.1 million for working capital needs.

Item 6. Selected Financial Data

        We did not have an operating business before our acquisition of Paragon Systems. The financial statements of Paragon Systems, as an operating entity, provide the more relevant information available for time periods prior to the Acquisition. Consequently, the selected financial data set forth below presents the selected financial data of Paragon Systems prior to the Acquisition and the consolidated selected financial data of the Company for the year ended December 31, 2004, which includes the operations of Paragon Systems after the Acquisition. The historical results are not necessarily indicative of future results.

        Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period after giving effect to the Exchange and Recapitalization. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Paragon Systems was formerly a subchapter S corporation and, consequently, pro forma income tax expense, pro forma net income and pro forma income per share are presented on the face of the summary of selected financial data for the periods presented prior to February 27, 2004. The necessary adjustments include only taxes at a statutory rate of 38% for each period presented. The pro forma income per share calculation of operations prior to February 27, 2004 is based on the weighted average number of common shares outstanding of Tri-S.

        Tri-S was incorporated during the fourth quarter of 2001. For purposes of calculating the weighted average shares outstanding for the pro forma income per share calculation for periods prior to the Acquisition, it is assumed that the Company was incorporated on January 1, 2000.

        The operations of Tri-S prior to February 27, 2004 consisted primarily of expenditures relating to the identification and pursuit of acquisition opportunities. For 2003, 2002 and 2001, such expenditures amounted to $347,000, $216,000 and $100,000, respectively. Tri-S recognized deferred income tax benefits on these expenditures of $130,000, $80,000 and $40,000 for 2003, 2002 and 2001, respectively. The loss per share (basic and diluted) for Tri-S for 2003, 2002 and 2001 was $0.26, $0.16 and $0.08, respectively.

        The selected financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information set forth in Item 15 hereof, and

"Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Item 7 hereof.

		Paragon Systems, Inc.
	Tri-S Security Corporation and Subsidiary Consolidated
		Jan. 1, 2004 to Feb. 27, 2004
Selected Financial Data
	2004		2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$25,425	$4,705	$29,395	$21,364	$16,491	$7,698
Direct labor	13,810	2,481	16,070	11,983	9,092	3,076
% of revenues	54.32%	52.73%	54.67%	56.09%	55.13%	39.96%
Indirect labor and other contract support costs	10,223	2,113	11,151	7,615	6,000	3,417
% of revenues	40.21%	44.91%	37.94%	35.64%	36.38%	44.39%
Amortization of government contracts	298	—	—	—	—	—
% of revenues	1.17%	—	—	—	—	—
Gross profit	1,094	111	2,174	1,766	1,399	1,205
% of revenues	4.30%	2.36%	7.40%	8.27%	8.48%	15.65%
Selling, general and administrative expenses	2,115	230	1,466	1,179	896	652
% of revenues	8.32%	4.89%	4.99%	5.52%	5.43%	8.47%
Amortization expense	462	—	—	—	—	—
Operating income (loss)	(1,021)	(119)	708	587	503	553
% of revenues	-4.02%	-2.53%	2.41%	2.74%	3.05%	7.18%
Depreciation expense	155	28	175	68	88	62
Interest income	3	—	12	23	28	—
Interest expense	(1,380)	(11)	(30)	(7)	(11)	(14)
Interest on redeemable preferred stock	(250)	—	—	—	—	—
Income (loss) before income taxes	(2,648)	(130)	690	603	520	539
Income tax expense (benefit)	(1,008)
Pro forma income tax expense (benefit)		(49)	262	229	198	205
Net income (loss)	(1,640)
Pro forma net income (loss)		(81)	428	374	322	334
Basic net income (loss) per common share	(1.98)
Pro forma basic net income (loss) per common share		(0.10)	0.52	0.46	0.40	0.41
Diluted net income (loss) per common share	(1.98)
Pro forma diluted net income (loss) per common share		(0.10)	0.39	0.40	0.40	0.41
Balance Sheet Data (at Period End):
Cash	$313	$275	$846	$877	$647	$239
Current assets	6,636	6,803	5,713	5,911	5,003	3,005
Total assets	22,981	7,230	6,883	6,114	5,147	3,201
Long term obligations	9,822	175	185	—	—	—
Total liabilities	24,262	3,720	3,243	3,124	2,760	1,207
Cash dividends	—	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The results of operations set forth below are presented on a historical basis for the Company. Historical amounts for the years ended December 31, 2004, 2003 and 2002, are derived from audited financial statements for Paragon Systems and Tri-S and represent the mathematical addition of the results of operations for Paragon Systems and Tri-S for such years. The results of operations set forth below include the administrative expenses of Tri-S for all years presented.

        Paragon Systems was formerly a subchapter S corporation and, consequently, pro forma income tax expense and pro forma net income are presented on the face of the historical statements of operations for all periods presented. The adjustments include only taxes at a statutory rate of 38% for each period presented.

        In accordance with requirements of purchase accounting, the assets and liabilities of Paragon Systems were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition. The application of purchase accounting generally results in higher depreciation and amortization expense in periods subsequent to the Acquisition. Accordingly, the results discussed for the year ended December 31, 2004 are not comparable with prior years.

Overview

        We operate in a single reportable segment offering contract guard services to various Federal government agencies pursuant to long-term contracts. These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and the prevention of sabotage, terrorist and criminal activities. In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training, arming and supervising guards deployed to the Federal government agencies we serve as well as paying all guards and providing them with uniforms, fringe benefits and workers' compensation insurance.

        We were incorporated in Georgia in October 2001 for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. We currently intend to pursue acquisition opportunities in the contract guard services and systems integration services segments of the security industry. To this end, we acquired Paragon Systems in February 2004. Paragon Systems has been providing contract guard services to Federal government agencies since 1994.

        We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain.

        During the year ended December 31, 2004, the Federal government exercised option renewals for eleven of our existing contracts and a six month extension on one of our contracts for providing contract guard and logistics services, which contracts generate aggregate annual revenue of approximately $30.0 million. Paragon Systems also obtained one new contract for providing contract guard services, which contract generates annual revenue of approximately $250,000.

        During the year ended December 31, 2003, the Federal government exercised option renewals for seven of our existing contracts for providing contract guard and logistics services, which contracts generate aggregate annual revenue of approximately $9.8 million. Paragon Systems also obtained four new contracts for providing contract guard services, which contracts generate aggregate annual revenue of approximately $17.7 million. One contract for providing contract guard services which expired on December 31, 2002 was renewed for an additional five-year period and generates aggregate annual revenue of approximately $1.3 million.

        During 2005, all of our existing contracts which generate aggregate annual revenue of approximately $30.0 million will be subject to renewal or extension by various Federal government agencies under the option renewal clauses of such contracts. All of our contracts have been renewed or extended for some period of time through the annual option renewal process. During 2005, Paragon Systems intends to seek out and bid on additional contracts for providing contract guard services.

        Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenue and manage cash flow. All of our contracts may be terminated at any time by the Federal government, or the Federal government may determine not to renew or extend any of our contracts upon their scheduled expiration. We intend to seek additional contracts in the private sector in addition to pursuing contracts with Federal government agencies. We also intend to acquire one or more subsidiaries with operations in the private sector and the Federal government sector.

        We have obtained substantially all of our current contracts through a competitive bidding process. During 2004, we engaged Proposal Solutions, Inc. to assist us in the preparation and presentation of contracts. We believe that Proposal Solutions, Inc. will effectively manage the competitive bidding process for us. We are also evaluating the best method of identifying contract opportunities with Federal government agencies.

        The SBA administers business assistance programs for small disadvantaged businesses which it certifies as 8(a) firms. Paragon Systems' certification as an 8(a) firm expired in September 2002. We are unable to once again qualify for certification as an 8(a) firm because our revenues have exceeded the maximum levels accepted by the SBA for certification as an 8(a) firm. As a result, we are no longer eligible to bid on contracts designated specifically for 8(a) firms. Before September 2002, we bid on both contracts which could only be awarded to 8(a) firms, and on contracts not specifically designated for 8(a) firms. We believe that we are positioned to continue the growth of our business by bidding on and obtaining larger contracts.

        Generally, our current contracts and the contracts on which we have bid and intend to bid have a 3% or higher profit margin. To the extent we pursue Federal government contracts through a competitive bidding process, we may find it difficult to achieve and maintain profitability. In addition to pursuing contracts through a competitive bidding process, we also intend to pursue negotiated contracts with Federal government agencies and in the private sector. Until we are able to obtain negotiated contracts which generate significant revenue, we will continue to rely on the low-margin contracts obtained through the competitive bidding process for our revenue. Two of our contracts operated with negative margins during 2004. We are currently working with the responsible Federal agency to provide for a 3% or higher profit margin on one of the contracts. We will begin work on the second contract shortly after completing our work on the first contract. Our goal is to insure that all of our contracts operate profitably.

Results of Operations of the Company

        The following table sets forth absolute dollar and percentage changes in our selected financial data from period to period for the periods described below. The table below combines results of Paragon Systems with Tri-S for periods prior to the Acquisition (dollars in thousands):

	Change from Year Ended December 31, 2003 to Year Ended December 31, 2004		Change from Year Ended December 31, 2002 to Year Ended December 31, 2003		Change from Year Ended December 31, 2001 to Year Ended December 31, 2002
	$	%	$	%	$	%
Revenues	735	2.50%	8,031	37.59%	4,873	29.55%
Operating expenses:
Direct labor	221	1.38%	4,087	34.11%	2,891	31.80%
Indirect labor and other contract support costs	1,185	10.63%	3,536	46.43%	1,615	26.92%
Selling, general and administrative	532	29.34%	418	29.96%	399	40.06%
Amortization of intangible assets	298
Operating income (loss)	(1,501)	(415.79)%	(10)	(2.70)%	(32)	(7.94)%
Interest income	(9)	(75.00)%	(11)	(47.83)%	(5)	(17.86)%
Interest expense	(1,361)	(4,536.67)%	(23)	328.57%	4	(36.36)%
Interest on mandatory redeemable preferred stock	(250)
Income (loss) before income taxes	(2,203)	(508.78)%	(44)	(11.37)%	(33)	(7.86)%

Revenues

        The increase in our revenues from period to period is directly attributable to the number and size of our contacts during successive periods. Generally, the revenue generated by a contract is dependent upon the number of labor hours required to service such contract. Substantially all of our revenues are generated by Federal government contracts awarded to us through a competitive bidding process. Prior to 2001, we primarily bid on Federal government contracts set aside for small, disadvantaged businesses certified as 8(a) firms by the SBA. In 2001, we began bidding on larger contracts not specifically set aside for certified 8(a) firms. From December 31, 2001 to December 31, 2002, the net number of our Federal government contracts grew from nine to 13. We obtained four new Federal government contracts in 2002. In 2003, five of our Federal government contracts expired, and we obtained four new Federal government contracts for a net reduction of one contract between December 31, 2002 and December 31, 2003. Our revenues continued to increase from 2002 to 2003 despite having one less contract because the average revenue from each of our contracts increased between 2002 and 2003. In 2004, we obtained one new contract in the fourth quarter returning the number of managed contracts to thirteen. Revenue for 2004 increased by approximately $700,000 over 2003 primarily because the new contracts obtained in 2003 were included for a full year in 2004. Revenue in 2004 from the new contracts obtained in 2003 also more than offset the loss of two expired contracts in 2003. Also in 2004, we accrued and invoiced $699,000 on two Federal contracts to recover costs imposed on us in excess of our original bid that we fully expected to recover from one Federal agency based on meetings and negotiations with the Federal agency. Subsequent to December 31, 2004, the Federal agency denied all of our claims to recover these costs. While we continue to believe that we will ultimately prevail in recovery of these costs, we recorded a provision in the amount of $434,000 against our 2004 revenue in anticipation that we may not succeed with appeals that we plan to initiate.

        The following table sets forth the number of our Federal government contracts during the periods and in the revenue ranges indicated in the table:

Annual Revenues	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Less than $1.0 Million per Contract	5	5	7
$1.0 to $2.0 Million per Contract	3	6	4
$2.0 to $3.0 Million per Contract	0	0	1
Greater than $3.0 Million per Contract	5	4	1

        Of the four contracts generating annual revenue greater than $3.0 million per contract in 2003, two were awarded near the end of 2002, one was a continuing contract requiring substantially more service hours and one was modified from a metropolitan-area contract to a statewide contract. In 2005, the number of contracts generating revenue greater than $3.0 million increased to five from four in 2004 due to one multiple location contract that was started in July 2003.

        The following table sets forth the expiration years of our contracts existing as of December 31, 2004:

Number of Contracts	Year Expiring
3	2005
2	2006
4	2007
4	2008

        We expect future revenues to increase as we continue to recognize revenues from our existing contracts and to the extent we obtain new contracts.

Costs of Revenues

        We categorize our cost of revenues into three areas: (i) direct labor, (ii) indirect labor and other contract support costs, and (iii) amortization of government contracts.

        Direct Labor.    Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 54% in 2004, 55% in 2003 and 56% for 2002. When bidding on contracts, we must anticipate labor rates during the contract term.

        Indirect Labor and Other Contract Support Costs.    This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses, which are a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and to supervisors. Indirect labor and other contract support costs was approximately 41% in 2004, 38% in 2003 and 36% in 2002.

        Direct and Indirect Labor.    Total wages and other payroll related expenses are the most significant and dominant expenses. In 2004 wages and other payroll related expenses were approximately 94% of all operating expenses.

        Amortization of Government Contracts.    Upon the Acquisition of Paragon Systems by Tri-S, Paragon Systems' existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

        General.    Our ability to accurately anticipate the costs of providing guard services is critical to our profitability. Upon deciding to focus bidding on and obtaining larger contracts in 2001, we reduced our anticipated profit margins to be more competitive and to obtain more contracts. Thus, it is more important than ever that we correctly anticipate all of the above mentioned costs. When bidding on contracts in 2002, we failed to accurately anticipate the cost of providing supervisory oversight on two contracts which we subsequently obtained. The costs of providing the necessary oversight increased our indirect labor costs and reduced our profit margins in 2003 and 2004 with respect to these two contracts. These two contracts were different from our other contracts in that they covered multiple locations over wide geographic areas. We are currently negotiating with the responsible Federal agency to reach profitability on one of these contracts. In the third quarter of 2005, we will initiate negotiations to reach profitability on the other contract.

        Our cost of revenue was 96.0% in 2004, 92.6% in 2003 and 91.7% in 2002. This increase in 2004 is primarily attributable to two factors: (i) we have reduced our profit margins in recent bids to be more competitive in the bidding process for larger contracts; and (ii) we failed to accurately anticipate the costs of providing supervisory oversight on two existing contracts as discussed above. We believe that reducing our profit margins is one of the reasons we have been successful in obtaining several of our larger contracts. We anticipate that we will continue to keep our profit margins low for the foreseeable future in order to obtain larger contracts and increase our presence in the contract guard market. As a result, we anticipate that our cost of sales will be not less than 92% of our revenues for the next several years.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses expressed as a percentage of revenue was 7.8% in 2004, 6.2% in 2003 and 6.5% in 2002. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative personnel in Paragon Systems' corporate office located in Huntsville, Alabama and in the Tri-S corporate office located in Alpharetta, Georgia. It also includes occupancy costs at the two locations, consulting and professional fees, and certain miscellaneous office and corporation expenses. At Paragon Systems, selling, general and administrative expense has increased as a result of increased salaries and employee benefits. Approximately, $92,000 of the 2003 increase resulted from certain accounts receivable being written off as not collectible. Since our customers are Federal government agencies, we do not provide for bad debt allowances in the ordinary course of business. We write off account balances primarily for two reasons: (i) disagreements with a government agency relating to contract interpretations; and (ii) cessation of project funding at the end of a contract term. When there is a disagreement involving contract interpretation, the Company and the appropriate government agency mutually agree on resolution. When an account is not collected due to cessation of project funding, we work with the appropriate government agency to attempt resolution. If the agency cannot resolve the funding issue, then we must write off the account balance. This only occurs at or near the expiration date of contracts. During 2004, 2003 and 2002, corporate overhead consisted primarily of salaries and professional fees totaling $947,000, $347,000, and $216,000, respectively.

Interest Income and Interest Expense

        Prior to the Acquisition, Paragon Systems maintained a bank line of credit to meet its temporary cash flow needs. Paragon Systems invested cash exceeding its short term requirements on a temporary basis. Incident with the Acquisition, the line of credit was paid off and closed and a factoring arrangement was established with LSQ Funding Group, L.L.C. ("LSQ"). In addition, Tri-S executed $7.7 million in promissory notes payable to the former shareholders of Paragon Systems and issued to them an aggregate of 100 shares of our Series C Redeemable Preferred Stock with an aggregate redemption value of $6.0 million with 5% annual interest thereon. The increase in interest expense for

2004 over 2003 is entirely the result of (i) the issuance to the former shareholders of Paragon Systems of the promissory notes and the shares of Series C Redeemable Preferred Stock in connection with the Acquisition, and (ii) our factoring arrangement with LSQ.

Pro Forma Income Tax Expense

        Prior to the Acquisition, Paragon Systems only recognized income tax expense relating to built in gain taxes for periods before its subchapter S election. Income tax expense reported by Paragon Systems has been replaced with pro forma income tax expense at 38% in all periods. This includes federal income taxes at 34% and state income taxes at 4% which is net of the federal effect. For the year ended December 31, 2004, the results of operations of Tri-S consolidated with Paragon Systems shows a loss before income taxes of $2.8 million and an income tax benefit of $1.1 million. We will realize this benefit primarily because it is anticipated that future taxable distributions from Paragon Systems' investment in Army Fleet Support will more than offset losses from operations.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions.

        Revenue Recognition.    We record revenue monthly as guard services are provided to our customers under contracts with Federal government agencies. We bill guard services in arrears at hourly or monthly rates based on the number of hours worked under some contracts and as fixed monthly amounts under other contracts. Hourly and monthly rates are determined as a result of our bids submitted in response to formal specifications included in solicitations for bids from government agencies. Hourly and monthly billing rates are developed by accumulating the estimated labor, general and administrative expenses, our profit objective and other costs to service a contract over a five-year period.

        The terms of our contracts with Federal government agencies are complex and may be subject to differing interpretations. We make estimates and judgments about terms of the contracts in providing services and in billing and recording revenue. Differences in interpretation are generally resolved on a mutual basis in discussions with the government agency involved. The resolution of differences may result in a determination that amounts previously billed are not in accordance with contract terms and adjustments of amounts initially recorded as revenue may be material.

        Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Actual amounts estimated could differ from amounts ultimately collected and these amounts could be material.

        Cost of Revenues.    Cost of revenues is primarily comprised of labor, related payroll taxes, employee benefits, workers compensation and liability insurance. Labor is recorded on an accrual basis. Direct and indirect labor, related payroll taxes and employee benefits account for over 90% of all cost of revenues and over 90% of all operating expenses. In 2004, labor and related payroll taxes and employee benefits approximated 94% of our total cost of revenues. The wages paid component of labor include regular pay, bonus, overtime, vacation, training, holiday and sick time. Total hours paid normally exceed total hours billed mainly due to vacation, training, supervisory holiday and sick time, which is generally not billable. This non-billable time, however, is included in the development of the billable rate. Medical benefits and workers compensation costs are based on premium-based plans and are expensed based on actual premiums paid. One time expenses, such as extra training required on starting a new contract, are expensed when incurred.

        We make estimates and judgments of amounts recorded for accruals of labor related costs. Expenses most subject to estimation and judgment are accrued vacation and workers compensation costs. For some contracts, we assume existing liabilities for accrued vacation. The terms of vacation policies may be complex and subject to interpretation. Workers compensation insurance is subject to retroactive audit. Actual amounts could differ from the amounts initially recorded.

        Goodwill and Other Intangible Assets.    We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets ("SFAS No. 142"), which requires goodwill and some intangible assets to no longer be amortized. Instead, goodwill will be subject to an annual impairment test. The goodwill impairment test involves a two-step approach. The first step of the test is to compare the fair value of the reporting unit, which is the business of Paragon Systems, to its book value, including goodwill. The fair value of the reporting unit is measured using discounted projected future cash flows. Cash flow estimates include projections of revenues from existing contracts with Federal government agencies, including projected renewals and extensions. The related costs of revenues are based on our historical costs. The projections are subject to the uncertainties of realizing contract renewals and extensions, the pricing of future contracts and reasonable estimates of future labor costs and other costs of revenues.

        If the book value exceeds the fair value, then the second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the book value of that goodwill. If the book value exceeds the implied fair value of that goodwill, then an impairment loss will be recognized to the extent of the excess. The implied fair value of goodwill will be determined in the same manner as the amount of goodwill recognized in the Acquisition of Paragon Systems; that is, the fair value of the reporting unit will be allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We completed our first goodwill impairment test as of December 31, 2004 and determined that the reported value of goodwill was not impaired.

        Goodwill was valued at $7.7 million at the date of the Acquisition of Paragon Systems. Should an impairment test cause us to recognize an impairment loss, the book value of goodwill will be reduced by the amount of the impairment loss. An equal charge to expense will be made reducing our results of operations.

        SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from five to nine years. Amortizable intangible assets consist of government contracts we acquired with the Acquisition of Paragon Systems and the non-compete agreements with certain of Paragon Systems' former owners. We believe that no events or changes in circumstances have occurred that would require an impairment test for these assets.

        Investment in Joint Venture.    We account for our 10% interest in Army Fleet Support on the cost basis because we do not exercise significant influence over the operating and financial activities of the joint venture. We record cash distributions received from the joint venture as reductions of our investment in the joint venture. In December 2003, Paragon Systems made an investment of $715,000 in the joint venture. The carrying value of the investment in the joint venture was increased by

$8,102,000 as a result of the purchase accounting adjustments made in the Acquisition of Paragon Systems in February 2004.

        The following cash distributions were made by the joint venture during 2004:

First quarter 2004	$715,000
Second quarter 2004	149,000
Third quarter 2004	172,000
Fourth quarter 2004	1,100,000

$2,136,000

        In January 2005, we received $400,000 in cash distributions from the joint venture.

        The timing and amount of distributions received from the joint venture vary widely and may not be predictable. These distributions may materially affect our cash flow and financial position.

Liquidity and Capital Resources

Summary

        Liquidity is the measurement of our ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate development and expansion and other activities. Historically, we have met our liquidity requirements through a combination of cash provided by operations, cash provided by debt from third party lenders and issuances of debt and equity securities.

        The following table sets forth the changes in the major components of working capital between December 31, 2003 and December 31, 2004:

(in thousands)
Working capital at December 31, 2003	$2,754
Acquisition related items:
Cash payment to former shareholders of Paragon Systems in February 2004	(2,300)
Promissory notes payable to former shareholders of Paragon Systems due February 15, 2005	(6,200)
Promissory notes payable to former shareholders of Paragon Systems due February 28, 2005	(1,500)
Accrued interest on promissory notes payable to former shareholders of Paragon Systems	(316)
Accrued interest on Series C Redeemable Preferred Stock	(250)
All other items, net	8

Working capital at December 31, 2004	$(7,804)

        Nearly all of the changes in working capital from December 31, 2003 to December 31, 2004 result from the Acquisition of Paragon Systems by Tri-S. Working capital of the operating business is relatively constant from period to period and generally fluctuates due to timing of cash disbursements and collections of accounts receivable. We completed the Initial Public Offering in the first quarter of 2005 and received proceeds of $11.1 million.

Cash Flow from Operations

        Cash generated or used by operating activities of the operating business for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Including Interest	Excluding Interest
	(in thousands)
Year ended December 31, 2004 (Tri-S)	$(1,156)	$474
Period January 1 to February 27, 2004 (Paragon Systems)	(867)	(856)
Year ended December 31, 2003 (Paragon Systems)	163	181
Year ended December 31, 2002 (Paragon Systems)	(97)	(81)

        The two key cash flow drivers are payroll and collection of accounts receivable. Payroll includes wages, workers compensation insurance, medical insurance, union and other benefits. Payroll and related costs account for over 90% of all operating expenses. The day of the week on which a month ends can dramatically affect the timing of cash disbursements for these items. All accounts receivable are billed near the end of each month. Processing delays can delay the actual billing date, therefore extending collection by the number of days delayed. The above described conditions affecting cash flow timing are temporary at any point in time.

        Our cash receipts are nearly all received from Federal government agencies as payment for security guard services provided by us. Payments are usually received by the invoice due date; however, payments may be received as much as 45 days or more after the invoice due date due to factors beyond our control. When payments are received after the invoice due date, we adjust payments to our vendors accordingly. Payments to our employees cannot be delayed. As a result, there may be significant swings in cash flow from one period compared to another comparable period. Our cash flows will continue to be dependent upon the timing of cash receipts from our customers.

Capital Expenditures and Investment

        Expenditures for vehicles and office equipment for the years ended December 31, 2004, 2003 and 2002 are as follows:

(in thousands)
Year ended December 31, 2004 (Tri-S)	$67
Period January 1 to February 27, 2004 (Paragon Systems)	—
Year ended December 31, 2003 (Paragon Systems)	427
Year ended December 31, 2002 (Paragon Systems)	127

        Our capital requirements are driven by individual contract specifications and primarily relate to our need for vehicles, firearms, uniforms, computers and communication devices for guards to service our contracts. We generally must make capital expenditures during the initial or start-up phase of new contracts. Several new contracts we obtained in late 2002 necessitated expenditures in late 2002 and in 2003. In 2003, we expended $365,000 for vehicles to service two contracts with wide geographic areas. Most of these vehicles were financed through vehicle leases.

        In December 2003, Paragon Systems invested $715,000 in the joint venture in exchange for a 10% equity interest therein. We received cash distributions from the joint venture of $715,000 in January through February 2004, $149,000 in June 2004, $172,000 in September 2004 and $1,100,000 in December 2004. We received cash distributions from the joint venture of $400,000 in January 2005. We anticipate that cash distributions to us from the joint venture in 2005 will total approximately $1.1 million to $1.5 million, excluding the distribution we received in January 2005.

Contractual Obligations and Commercial Commitments

        The following table summarizes our future contractual obligations for the years indicated:

	Payments Due by Year Commencing January 1, 2005
	2005	2006	2007	2008	2009	thereafter
	($ in thousands)
Promissory notes—aggregate principal balance of $6.2 million	$6,206
Interest on promissory notes @ 7%	290
Promissory notes—aggregate principal balance of $1.5 million	1,500
Interest on promissory notes @ 7%	105
Shares of Series C Redeemable Preferred Stock with an aggregate redemption value of $6.0 million			$6,000
Interest on shares of Series C Redeemable Preferred Stock @ 5%	450	$300	150
Operating leases	101
Capital leases	99	106
Income taxes payable from conversion of Paragon from S to C corporation	168	352	352	$352

	$8,919	$758	$6,502	$352

Sources of Cash

        For 2005, we expect that our primary sources of cash will be from cash on hand, cash received as distributions from the joint venture, cash generated by operating activities and the net proceeds from our Initial Public Offering after repayment of all of the Paragon Notes in aggregate principal amount of $7.7 million and payment of all dividends due on our Series C Redeemable Preferred Stock. We believe that we will have sufficient liquidity from these sources to meet our current financial obligations during the next 12 months.

        In July 2004, Paragon Systems entered into a modification of its factoring facility with LSQ which was originally entered into in February 2004. Pursuant to the factoring facility, LSQ will, from time to time, purchase certain accounts receivable from Paragon Systems at a discount of 1.25% (1.00% after February 9, 2005) and provide to Paragon Systems a professional accounts receivable management service for a funds usage fee of prime plus 2.00% on the outstanding funds advanced on the accounts receivable purchased. LSQ also charges us an invoice service fee of 1% depending on days outstanding of our factored invoices. The factoring facility has a $5.0 million initial purchase limit and a one-year term which will automatically renew unless Paragon Systems gives 60 days' prior notice of its intent not to renew. For advances in excess of 85% (90% after July 27, 2004) of eligible accounts receivable, an over-advance charge of 0.75% applies. The discount fee was reduced to 1.00% as a result of our successful Initial Public Offering in February 2005. At December 31, 2004, we owe approximately $3.1 million on the factoring agreement.

        In July 2004, Paragon Systems issued a promissory note to a lender which allows Paragon Systems to receive cash advances up to $400,000. Paragon Systems assigned a security interest in various assets of Paragon Systems, including two receivable balances approximating $440,000 in the aggregate. On December 29, 2004, Paragon Systems paid all indebtedness due under the promissory note. Paragon Systems is not entitled to borrow such amounts in the future from the lender.

        Our short-term cash needs are for working capital, capital expenditures, remaining unpaid transaction costs and liabilities related to the Acquisition of Paragon Systems, which includes principal and interest payments as well as income tax payments. At December 31, 2004, liabilities related to the Acquisition of Paragon Systems and other long-term debt obligations approximate $15.5 million. Over the next twelve months, we expect to pay out approximately $8.7 million related to these obligations.

        Our long-term cash needs are related to the costs of developing and expanding our business, including capital expenditures, working capital and additional acquisitions. We expect to meet these cash needs through cash from operations, if any, cash on hand, the net proceeds of our Initial Public Offering after the repayment of all of the Paragon Notes in aggregate principal amount of $7.7 million and payment of all dividends due on our Series C Redeemable Preferred Stock and as well as through possible issuances of equity or debt securities. If we are otherwise unable to obtain additional capital or sell assets, then we may not be able to meet our obligations and growth plans.

Competitive Bidding Process

        We generate substantially all of our revenue from Federal government contracts obtained through a competitive bidding process. We start the bidding process with a detailed review of the specifications contained in the solicitation for bid. We expend considerable management time on this process. We incur minimal cost other than management time to complete our bid. The process is lengthy and we may receive one or more revisions to contract specifications which may cause us to adjust our bid. There may also be considerable lapses of time between receipt of initial specifications, receipt of revised specifications, submission of our bid and contract award. It may take weeks or months after bids are submitted for a contract to be awarded. During this time, our only cost is management's time and out of pocket expenses.

        Once a contract is awarded to us, we purchase uniforms, firearms, communications and other equipment needed to service the contract. For any number of reasons, including protest by our competitors, a contract may be rescinded. In 2003, one of our contracts was rescinded. We had purchased approximately $80,000 in firearms for use on this contract. We have been able to use a portion of these firearms on other contracts. We are also servicing one contract where contract specifications were changed by the government agency after the award was approved, requiring us to incur additional expenditures. Generally, when additional requirements are placed on the contractor by the government agency, the contractor is permitted to file a claim to recover these additional expenditures. In November and December 2004 we filed claims to recover in excess of $400,000 of such expenses. In addition, we are currently negotiating with the contracting government agency to renew this contract on a profitable basis. This process is lengthy and requires the use of our cash because we must fund the expenses during this process in order to properly service the contract. We have invoiced the agency to recover our cost associated with the foregoing. Because issues relating to our invoices to recover these costs will not be resolved until some time in the future, we have established a reserve to cover potential non-recovery of these costs. Our contracts are subject to audits and cost adjustments by the Federal government. We have never been required to reimburse the Federal government for any funds in connection with its audit of our contracts.

Twelve-Month Outlook

        Paragon Systems historically funded its cash requirements during periods of negative cash flow by borrowing on a bank line of credit. The Acquisition of Paragon Systems by Tri-S created substantial cash requirements that we can not meet through our normal operations. We used approximately $7.8 million of the net proceeds of our successful Initial Public Offering to repay all of the Paragon Notes in aggregate principal amount of $7.7 million and pay all dividends due on our Series C Redeemable Preferred Stock.

        We will use a portion of the remaining proceeds from the Initial Public Offering to pay down our borrowing from LSQ. As a result of paying down the borrowing from LSQ, we will avoid substantial fees relating to over-advances from LSQ mentioned above.

        We believe that the cash remaining from our Initial Public Offering combined with cash distributions from the joint venture and cash flow from our operations will be sufficient to meet our obligations over the next twelve months.

  Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have any impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. SFAS No. 150 became effective for the Company at the beginning of the third quarter of 2003. We agreed to issue preferred shares subject to mandatory redemption in conjunction with the Acquisition as more fully discussed in Note 2 to our audited financial statements included elsewhere in this Annual Report. The preferred shares subject to mandatory redemption are accounted for in accordance with SFAS No. 150.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the effect that the adoption of SFAS No. 123R will have on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption.

Risk Factors

Risks Related to Government Contracting

We derive all of our revenue from Federal government contracts which the government may terminate at any time or determine not to extend after their scheduled expiration. If we are unable to replace any contract which is not extended or is terminated, then our revenues will decline.

        During the twelve months ended December 31, 2004, we derived 100% of our revenue from Federal government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of the contract's potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

        If the government terminates a contract for convenience, then we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated profit on terminated work. If the government terminates a contract for default, then we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.

        We cannot predict if the government will terminate or choose not to extend our Federal government contracts. The government has never terminated any of our contracts; however, it may do so at any time.

        We have received a cure notice from the U.S. Department of Homeland Security in connection with one of our contracts pursuant to which we provide contract guard services at various Federal government agencies. The cure notice states that we have not been fulfilling our obligations under this contract because we did not submit certain personnel reports, we did not provide a sufficient number of armed guards, and we did not adequately supervise such guards. We believe we have taken all steps necessary to fulfill our obligations under the contract to the satisfaction of the Department of Homeland Security, and on September 24, 2004, the U.S. Department of Homeland Security notified us that the contract which is the subject of the cure notice has been extended through March 31, 2005. We anticipate that this contract will be further extended through September 30, 2005.

Federal government spending priorities may change away from contract guard services or the Federal government agencies with which we contract may experience budget cutbacks, either of which would cause the demand for our contract guard services and our revenues to decline.

        Our business and revenues depend significantly upon continued Federal government expenditures on contract guard services. While spending authorizations for intelligence and defense related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Furthermore, the Federal government agencies with which we contract are subject to budgetary constraints and may experience spending reductions or budget cutbacks. A significant decline in government expenditures, a shift of expenditures away from programs for which we provide services, or spending reductions or budget cutbacks at Federal government agencies with which we contract would cause the demand for our contract guard services and our revenues to decline.

The Federal government has rights and remedies under its contracts not typically found in commercial contracts that may reduce or eliminate our revenue under these contracts, as well as our ability to enter into other government contracts.

        Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. As described above, the government may terminate its contracts for convenience or decline to exercise an option to renew. The government may also:

  •
  reduce or modify its contracts or subcontracts;

  •
  cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable; and

  •
  suspend or debar us from doing business with the Federal government.

        If the Federal government were to exercise any of these rights or remedies, then our revenues would decline.

Our failure to comply with complex procurement laws and regulations could result in the termination of our Federal government contracts or our failure to be awarded any new contracts, and changes in laws and regulations could impose added costs on our business.

        We must comply with and are affected by laws and regulations relating to the formation, administration and performance of Federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

  •
  the Federal Acquisition Regulations and other GSA and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

  •
  the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

  •
  the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts; and

  •
  laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

        Moreover, we are subject to industrial security regulations of the Department of Defense and other Federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, then our Federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

        If we do not comply with the procurement laws and regulations discussed above, then we may be fined, we may not be reimbursed for costs incurred by us in servicing our contracts, our contracts may be terminated and we may be unable to obtain new contracts, any of which would cause our revenues to decline.

Our status as a GSA Federal Supply Schedule Contractor may be withdrawn, which would make us ineligible to obtain certain Federal government contracts and would result in a significant decrease in our revenues.

        The GSA secures the buildings, products, services, technology and other workplace essentials which Federal agencies need to operate. GSA Federal Supply Schedule contracts are contract vehicles under which Federal government agencies may purchase professional services or products. Federal government agencies may choose to award contracts only to GSA Federal Supply Schedule contractors to reduce the number of qualified bidders and to expedite the bidding process. Paragon Systems has been approved by the GSA as a GSA Federal Supply Schedule contractor and, therefore, is able to bid on Federal government contracts awarded using the GSA Federal Supply Schedule. The GSA imposes a 0.75% Industrial Funding Fee that must be included in our proposed prices and paid to GSA on a quarterly basis upon award of a contract. Currently, four of our contracts with annual revenues of approximately $11.4 million have been procured under the GSA Federal Supply Schedule. During the year ended December 31, 2004, the revenues on our contracts procured under the GSA Federal Supply Schedule totaled approximately 37.4% of our consolidated revenues for such period.

        Our status as a GSA Federal Supply Schedule contractor may be withdrawn if we do not comply with the complex procurement laws and regulations applicable to us. We continually review and monitor our compliance with these laws and regulations as well as modifications to the GSA Federal Supply Schedule affecting our business. We believe that we are currently in material compliance with these laws, regulations and modifications; however, if we are not in compliance and our status as a GSA Federal Supply Schedule contractor is withdrawn, then we may not be able to obtain new contracts with Federal government agencies or renew our existing contracts which have been procured under the GSA Federal Supply Schedule. If we are unable to obtain new Federal government contracts or renew our existing contracts, then our revenues will decline significantly.

All of our contracts are subject to audits and cost adjustments by the Federal government that could result in decreased revenues and the imposition on us of civil or criminal penalties or administrative remedies.

        We generate 100% of our revenue from Federal government contracts, each of which is subject to audit by the Federal government. In these audits, the Federal government audits and reviews our performance, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Many of the audits for costs incurred or work performed in recent years remain ongoing or have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we may acquire, could result in a substantial adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed and revenue we have already recognized may need to be refunded. Since 1997, we have not been required to reimburse the Federal government agencies with which we contract any funds as a result of audits. If a government review or investigation uncovers improper or illegal activities, then we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or debarment from doing business with Federal government agencies, any of which would cause a significant decline in our revenue.

Restrictions on or other changes to the Federal government's use of service contracts could significantly reduce the demand for our services and cause our revenue to decline.

        The government may face restrictions from new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the government's ability to use private service contractors.

        Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the government's use of private contractors to provide services could significantly reduce the demand for our services and cause our revenues to decline.

Our participation in the competitive bidding process, from which we derive significant revenue, presents a number of risks.

        During the year ended December 31, 2004, we derived substantially all of our revenue from Federal government contracts that were awarded through a competitive bidding process. Most of the business that we expect to seek from the Federal government in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

  •
  need to bid on programs in advance of finalizing the services to be provided, which may result in unforeseen difficulties and cost overruns;

  •
  substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

  •
  need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

  •
  expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, which could result in the resubmission of bids on modified specifications or in termination, reduction or modification of the awarded contract.

        The Federal government rescinded one contract that was originally awarded to us for contract guard services because the Department of Homeland Security had imposed additional requirements for the contract with respect to the services to be provided. We anticipate that the Federal government will re-solicit bids for the contract, and we will likely incur costs and consume resources in resubmitting our bid. There is no guarantee that we will ultimately be awarded the contract.

        If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, then we will not be able to grow our business, and our business, financial condition and results of operations will be materially and aversely affected.

Paragon Systems is no longer certified as an 8(a) firm. As a result, we are no longer eligible to bid on certain contracts, and it may be more difficult for us to win contracts through the competitive bidding process.

        The SBA administers business assistance programs for small disadvantaged businesses which it certifies as "8(a) firms." Firms certified as 8(a) firms have streamlined contracting processes with certain Federal government agencies and otherwise enjoy certain competitive advantages in the competitive bidding process, one of which is that Federal acquisition policies encourage Federal government agencies to award a certain percentage of their contracts to 8(a) firms. Certification as an 8(a) firm is valid for a period of nine years. Paragon Systems was certified as an 8(a) firm in September 1993, and such certification expired in September 2002. Consequently, we no longer enjoy the competitive advantages we once had as an 8(a) firm, we are no longer eligible to bid on certain contracts, and it may be more difficult for us to win contracts through the competitive bidding process.

Our cash flow may be reduced due to significant expenses we may incur in connection with attempting to obtain Federal government contracts.

        A significant portion of Federal government contracts for contract guard services is awarded through a competitive bid process. As stated above, substantial costs may be incurred in connection with preparing bids. In the past we have not, and most likely in the future will not, be awarded all the contracts on which we bid. Furthermore, if and when we do obtain a contract, we are generally required to start providing services pursuant to such contract no later than 30-45 days after the contract is awarded. As a result, we may incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.

It may be difficult for us to achieve and maintain profitability because our Federal government contracts have low profit margins.

        All of our existing Federal government contracts have low profit margins because the competitive bidding process pursuant to which such contracts are awarded forces bidders for such contracts to compete primarily on price. Generally, larger contracts have even lower profit margins because they attract a greater number of bidders which, in turn, increases the price-based competition. If we underestimate our costs in performing the services under any of our contracts, especially our larger contracts, then our profit margin on such contract would be further reduced, which will make it more difficult for us to achieve and maintain profitability.

The long sales cycles of Federal government contracts make it difficult for us to predict our financial results and cause us to expend a significant amount of effort and funds in bidding on contracts that are not awarded to us.

        The sales cycle of a Federal government contract is often lengthy due to the protracted bid and approval process. Typically, many months may elapse between the time the Federal government solicits a bid for a contract and the time the contract is awarded. The lengthy sales cycles of our contracts make forecasting the volume and timing of contracts we may obtain difficult. During this period, we will generally expend substantial funds and management resources but recognize no associated revenue.

We may not receive the full amount authorized under contracts into which we have entered; consequently, our backlog may not accurately estimate our revenue.

        The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. In fact, even if we enter into a government contract, we will not be paid for our services unless the Federal government has appropriated or budgeted the funds for such contract. Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the Federal government's discretion. Moreover, there is no assurance that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue.

If we are unable to obtain and maintain security clearances for our employees, then we will not be able to satisfy existing contracts or obtain new contracts.

        Many of our Federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Federal government requirements. Obtaining and maintaining security clearances for employees involve a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, then the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to satisfy our existing contracts, bid on or win new contracts or effectively re-compete on expiring contracts or follow-on task orders. To the extent we are unable to do any of the foregoing, our existing contracts may be terminated, we will not be able to grow our business and our revenues may decline.

Risks Relating to our Business and the Security Industry

We depend on factoring to meet our cash flow needs, which reduces our already low profit margin.

        We have entered into a factoring facility with LSQ pursuant to which LSQ, from time to time, purchases certain accounts receivable from us at a discount of 1.25% with a funds usage fee of prime plus .75% on the outstanding funds advanced on the accounts receivable purchased. This discount and usage fee further reduces the already low profit margins on our Federal government contracts.

        We cannot, however, cease factoring our receivables because the funds provided by LSQ are necessary to satisfy our cash flow needs. In fact, we generally utilize the factoring arrangement to the maximum extent permitted by LSQ which historically has allowed us to factor substantially all of our accounts receivable. Since we entered into the factoring facility with LSQ, we have borrowed approximately $31.9 million, repaid approximately $28.7 million through December 31, 2004 and owe at December 31, 2004 approximately $3.2 million. Based on the operating activity generated by our current contracts, we do not believe we will need any additional cash to continue our operations for the next 12 months. We believe that if LSQ were to cease to be our factor, then we would be required to replace LSQ with another factor or lender in order to maintain our cash flow, which we believe we would be able to do upon commercially reasonable terms. Our obligations to LSQ are secured by a lien on all of our assets; consequently, if we are liquidated, then there may not be any assets available for distribution to shareholders or creditors other than LSQ.

The amount of compensation paid to the executive officers of Tri-S and Paragon Systems is substantial and decreases the funds available to operate and grow our business.

        For the year ended December 31, 2004, we paid approximately $1.4 million in compensation to the executive officers of Tri-S and Paragon Systems. See "Executive Compensation." Although (i) our chief executive officer has reduced his salary from $254,000 in 2004 to $175,000 in 2005 and (ii) the employment agreements we had with Paragon Systems' President and Executive Vice President, who earned compensation in 2004 of $207,693 and $184,429, respectively, expired in February 2005, we expect our compensation expenses to continue to be substantial. These expenses decrease the funds available to operate and grow our business.

Declines in the fair values of intangible assets resulting from the Acquisition could result in future impairment charges which could adversely affect the market value of our securities and our results of operations.

        As a result of the Acquisition, goodwill in the amount of $7.7 million and other intangible assets in the amount of $1.9 million have been created. We based these values on an independent appraisal of our intangible assets. If the appraisal proves to be inaccurate, or if the fair values decline in the future, then ongoing reviews of the carrying values of such goodwill and other intangible assets may indicate impairments which will require us to record an impairment charge in the period in which we identify the impairments. If we are required to record an impairment charge, then our expenses in the period in which we identify the impairments will increase in an amount equal to the reduction in carrying value of such goodwill and other intangible assets. An impairment charge will not change our cash position; however, it could materially increase our expenses, may cause the market value of our securities to decline and may harm our results of operations.

Because we have a highly concentrated customer base, the loss of any of our customers could have a significant effect on our revenues.

        We have a total of ten customers and thirteen contracts. We provide contract guard services for eight of our customers and logistics services for our other two customers. Two of our contract guard customers have two contracts with us. Furthermore, we derive 80% of our consolidated revenue from contracts with five of our customers. If any of our current customers determines not to renew or terminate its contract, then our revenues may significantly decline.

If we are unable to obtain new contracts and renew existing contracts, then our revenues will significantly decline.

        Paragon Systems obtained a new contract in September 2004. Prior to such time, Paragon Systems had not obtained a new contract since October 2003 and historically has generated revenue by renewing existing contracts. We have hired a consulting firm to assist us in identifying new contracts with Federal government agencies available for bid or otherwise open to negotiated contracting. Failure to obtain new contracts or renew existing contracts will cause our revenues to decline significantly.

If we cannot successfully compete with new or existing contract security service providers, then our business will suffer and our revenues will decline.

        The security industry is highly competitive. Certain of our competitors, such as Coastal International Security and Wackenhut/Alletug, are significantly larger than we are and have significantly greater financial and marketing resources and name recognition than we do. Additionally, certain of our smaller competitors, such as Alpha Protective Services and Security Consultants Group, are focusing on market opportunities similar to market opportunities on which we focus. Although we believe that, especially with respect to certain markets, we enjoy a favorable competitive position because of our emphasis on customer service, supervision and training and that are able to compete on the basis of the quality of our service, personal relationships with customers and reputation, we may not be able to maintain a competitive position in the industry. If we cannot successfully compete with new or existing contract guard service providers, then our business will suffer and our revenues will decline.

Terrorist activity at facilities at which we provide guard services could expose us to liability for the results of such activity.

        If any of the facilities at which we provide guard services is attacked by terrorists in the future, liabilities imposed upon us for death or damages resulting from our negligence or breach of contract in connection with such attacks could, to the extent not covered by insurance, have a material adverse effect on our business, financial condition and results of operations. We currently maintain insurance with coverage limits of $1.0 million per occurrence and $5.0 million in the aggregate.

We may be unable to obtain liability insurance at a reasonable cost, which would increase our exposure to catastrophic claims.

        Insurance premiums have increased substantially since the terrorist attacks on September 11, 2001. If certain coverages are unavailable at premiums deemed reasonable by management, our exposure for catastrophic claims would be increased.

If we are unable to recruit, retain and manage security guards, then our business will suffer because we will not be able to service our contracts or get new contracts.

        Our business involves the delivery of contract guard services and is labor-intensive. As of December 31, 2004, we employed over 725 guards. Our future performance depends in large part upon our ability to recruit, train and retain guards.

        Qualified guards are in demand, particularly after the terrorist activity which occurred on September 11, 2001, and there is significant competition for these individuals from other security firms, government agencies and other similar enterprises. As a result, we may not be able to recruit and retain sufficient numbers of these individuals in the future. Turnover of contract guards is significant. The loss of the services of, or the failure to recruit, a significant number of skilled guards would materially and adversely affect our business, financial condition and results of operations, including our ability to secure and complete service contracts. Furthermore, if we do not successfully manage our existing guards, then they may not be able to achieve the anticipated billing rates, engagement quality, level of overtime and other performance measures that are important to our business.

Our security guards may conduct improper searches and seizures of third persons or may otherwise engage in misconduct or other improper activities that would cause us to incur liability and to pay significant judgments or settlements.

        Our security guards in the scope of their employment may stop and search third persons and may or may not have justification to do so, which may also result in harm or injury to such third parties or otherwise cause us to incur damages or liability. Additionally, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with government procurement regulations and failure to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of our customers' sensitive or classified information, which could result in regulatory sanctions and cause serious harm to our reputation. Although we believe that we hire security guards with the relevant experience, appropriate background and the intellectual, emotional and physical capabilities necessary to provide quality guard services and that we sufficiently train them to provide such services, our screening and hiring processes may be inadequate or flawed. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

        If our security guards improperly discharge their firearms, engage in improper searches and seizures or otherwise engage in misconduct or other improper activities, then we may be liable for the resulting harm or damage and may be required to pay significant judgments or settlements.

Our costs may increase and we may not be able to pass the increase on to our customers in a timely fashion which would reduce our liquidity and cash flow.

        Our largest expense is wages. The majority of our contracts provide for payments of either fixed fees or fees that increase by only small amounts during their terms. Competitive pressures also prevent us from raising our fees when contracts are renewed. Even in situations where we can raise our fees, the time at which we are able to raise and subsequently collect such additional fees will most likely lag behind the time we are forced to increase wages and salaries. If, due to inflation or other causes, we must increase the wages and salaries of our employees at rates faster than we can increase the fees charged under such contracts, then our liquidity and cash flow would be reduced.

We are subject to government regulation, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

        We are subject to a significant number of city, county and state occupational licensing laws that apply to security services. Most states have laws requiring qualification, training and registration of security officers, regulating the use of identification cards, badges and uniforms and imposing minimum bond surety or insurance standards. While we believe that we are currently in material compliance with all such laws, we may not be able to maintain such compliance. Furthermore, governmental entities may amend or change such laws in a manner which is detrimental to us. Any liability we may have from our failure to comply with these laws may materially and adversely affect our business by restricting our operations and subjecting us to substantial penalties. In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

We may not be able to develop and expand our business through the implementation of our acquisition strategy as we intend because such strategy involves certain risks.

        We intend to develop and expand our business through selective acquisitions of security system integrators, guard companies and other complementary businesses. We may not be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets without substantial costs, delays or other problems. In addition, companies we may acquire may not be profitable at the time of their acquisition or may not achieve levels of profitability that would justify our investment. Acquisitions may involve a number of special risks, including adverse short-term effects on our reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could harm our results of operations.

We may not have, or be able to obtain, sufficient capital to implement our acquisition strategy.

        Our acquisition strategy will require substantial capital. Such capital may be obtained by borrowings under credit facilities, through the issuance of long-term or short-term indebtedness or through the issuance of equity securities in private or public transactions. This could result in dilution of existing equity positions and increased interest expense. We may not be able to obtain financing for future acquisitions on suitable terms, if at all.

        Furthermore, executing our acquisition strategy may be more expensive than we anticipate because the purchase price for acquisition targets may increase due to recent mergers and other transactions recently completed in the security industry and the growing interest in future mergers and consolidations. If the purchase price for acquisition targets we find appealing increases, then we will need more capital than we anticipate to execute our acquisition strategy or we may not be able to execute our acquisition strategy at all.

We may not be able to obtain additional financing that may be necessary to fund or expand our operations.

        In order to fund and expand our operations, increase revenues and acquire certain companies in connection with our acquisition strategy, additional financing will be required, which additional financing may not be available to us on commercially reasonable terms, if at all. We may not be successful in raising additional capital, and the proceeds of any future financings may not be sufficient to meet our future capital needs. We may need to seek additional financing sooner than we anticipate as a result of any of the following factors:

  •
  changes in operating plans;

  •
  acceleration of our expansion plans;

  •
  lower than anticipated sales;

  •
  increased costs of expansion;

  •
  increased operating costs; or

  •
  potential acquisitions.

Our financial results could be adversely affected by changes in accounting rules governing the recognition of stock-based compensation expense, which would reduce our income or increase our losses.

        Our financial results could be affected by changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We measure stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. Since we grant all stock-based compensation at the market price on the date of grant, no compensation expense is recognized. As permitted, we have elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

        We have determined pro forma amounts as if the fair value method required by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model. Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, we would have had to record a charge of $2,000 in 2002 and $1,000 in 2003. The pro forma effect on the net loss of the Company for the year ended December 31, 2004 and for the net loss of Tri-S, the Successor Company, for the years ended December 31, 2003 as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	2004	2003	2002
Net loss attributable to common shareholders:
As reported	$(1,640)	$(217)	$(136)
Pro forma	$(1,640)	$(218)	$(138)
Basic and diluted net loss per share attributable to common shareholders:
As reported	$(1.98)	$(0.26)	$(0.17)
Pro forma	$(1.98)	$(0.26)	$(0.17)

        The weighted-average estimated fair value of options granted during 2002 was $0.03 per share. For purposes of computing the pro forma amount above, the minimum value of the options was calculated using a volatility factor of zero, an estimated option life of seven years and a risk-free interest rate assumption of 4.84%.

Compliance with the new corporate governance requirements to which we are now subject as a public company will cause us to incur significant costs, and the failure to comply with such requirements will expose us to investigations and sanctions by regulatory authorities.

        We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.

        In particular, we will be required to include the management and auditor reports on internal control as part of our annual report for the year ending December 31, 2006 pursuant to Section 404 of Sarbanes-Oxley. Although we believe we have adequate internal control procedures in place, we are in the process of evaluating our internal controls systems in order (i) to allow management to report on, and our independent auditors to attest to, our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to help ensure that we will be able to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or otherwise achieve adequate compliance with such requirements, then we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. In addition, we expect that these laws, rules and regulations will increase our legal and financial compliance costs and make certain corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

If our professional reputation is harmed, then we will have difficulty obtaining new customers and retaining existing customers, either of which would adversely affect our revenues.

        We depend upon our reputation and the individual reputations of our senior professionals to obtain new customers and retain existing customers. Any factor that diminishes our reputation or the individual reputations of our senior professionals, including an ineffective response to terrorist activity or breach of security at any location we service, will make it more difficult for us to compete successfully for new customers or to retain existing customers and, therefore, would adversely affect our revenues.

Economic downturns or recessions may dampen the demand for our services, which will reduce our revenues.

        During economic declines, some decisions to implement security programs and install systems may be deferred or cancelled. In other cases, customers may increase their purchases of security systems because they fear more inventory shrinkage and theft will occur due to increasing economic need. We are not able accurately to predict to what extent an economic slowdown will decrease the demand for our services. If demand for our services decreases, then our revenues will decline.

Our business of providing contract guard services exposes us to liability resulting from acts or omissions of our contract guards.

        If we fail to screen for and recruit qualified security guards or if we fail to sufficiently train our security guards, then such failures could result in our inability to provide the services we have been contracted to provide or in our security guards causing harm to third parties through improper use or discharge of firearms, improper search and seizure, or other misconduct, which would expose us to liability. Agreements to provide security products and services typically contain provisions which limit liability to customers in an attempt to reduce this risk. However, in the event of litigation with respect to such matters, there is no assurance that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on our operating results. We also maintain insurance coverage that we believe is appropriate for our liability risks. We have never had a judgment issued against us in connection with acts or omissions of our employees, and we have never paid any settlement in connection with any such acts or omissions in excess of $20,000. Nonetheless, claims or lawsuits brought against us could allege substantial damages that, if awarded and ultimately paid, could increase our expenses and adversely affect our operating results.

Our ownership and use of firearms exposes us to liability and criminal penalties.

        Our business requires that we own firearms and that these firearms be used by our contract guards. If our security guards improperly discharge or otherwise improperly handle their firearms in the scope or outside the scope of their employment, harm or injury to third parties may result. We may be held liable for such harm or injury and this could materially and adversely affect our business, financial condition and results of operations. Furthermore, we may lose our license as a firearm distributor and may be exposed to criminal penalties.

        We are subject to Federal laws and regulations relating to the distribution and use of firearms. We must maintain procedures to ensure that we comply with these laws and regulations. As discussed previously, a firearm was stolen from one of our security guards servicing one of our contracts and the U.S. Department of Homeland Security has asserted that we did not comply with appropriate procedures in connection with such theft. If we are unable to maintain and create procedures with respect to our distribution and use of firearms which comply with applicable Federal laws and regulations, then we will not be able to fulfill our contracts with Federal agencies and may be banned from obtaining or renewing Federal government contracts, and our revenues would decline significantly.

Risks Relating to Our Securities

Management beneficially owns a significant percentage of our common stock and has the ability to influence all matters requiring the approval of our board of directors and our shareholders.

        Management owns shares of our common stock which represents approximately 25% of the combined voting power of our outstanding capital stock. Management has the power to influence the election of our directors and all decisions made by our shareholders and, in general, to influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of management may conflict with the interests of our other shareholders.

Provisions of our articles of incorporation and Georgia law may have anti-takeover effects that could prevent a change in control which the shareholders consider favorable and could negatively affect your investment.

        Provisions in our articles of incorporation and our bylaws could delay or prevent a change of control of the Company or a change in our management that would provide shareholders with a premium to the market price of their common stock. Our articles of incorporation currently authorize the issuance of 10,000,000 shares of our preferred stock. Our board of directors has the power to issue any or all of these additional shares without shareholder approval, and such shares can be issued with such rights, preferences and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of, and the voting and other rights, of the holders of outstanding shares of common stock. Currently, we have outstanding 100 shares of our Series C Redeemable Preferred Stock. Our articles of incorporation and bylaws also contain provisions that:

  •
  create a classified board of directors that prevents a majority of the board from being elected at one time;

  •
  prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates;

  •
  limit the ability of shareholders to call special meetings of shareholders; and

  •
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

We may experience significant volatility in the price of our common stock even if our business is doing well, which could cause you to lose all or part of your investment.

        The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of our common stock may also fluctuate as a result of variations in our operating results. In addition, because there has been no market for our common stock prior to this Initial Public Offering, we cannot predict the extent to which investor interest in our common stock will lead to the development of an active trading market or how liquid that market might become. If the trading volume of our common stock is low, then the fluctuations in the overall stock market could be exaggerated in the price of our common stock. In addition, due to the nature of our business, the market price of our common stock may fall in response to a number of factors, some of which are beyond our control, including:

  •
  announcements of competitive developments by us or others;

  •
  changes in estimates of our financial performance or changes in recommendations by securities analysts;

  •
  any loss by us of a major customer;

  •
  additions or departures of key management or other personnel;

  •
  our failure to meet financial analysts' performance expectations or

  •
  guidance we provide;

  •
  future sales of our common stock or preferred stock;

  •
  volume fluctuations;

  •
  acquisitions or strategic alliances by us or our competitors;

  •
  our historical and anticipated operating results;

  •
  quarterly fluctuations in our financial and operating results;

  •
  changes in market valuations of other companies that operate in our

  •
  business markets or in our industry;

  •
  lack of adequate trading liquidity as a public company; and

  •
  general market and economic conditions.

        Accordingly, market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our common stock, and you may not be able to sell your shares without incurring a loss.

We do not intend to pay dividends on our common stock, and you may not experience a return on investment without selling your securities.

        We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any cash dividends on our common stock. Because we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your securities in order to realize a return on your investment, if any. We are obligated to pay dividends on our outstanding shares of Series C Redeemable Preferred Stock equal to 5% of the redemption value per annum (or $300,000 per year on 100 shares of Series C Redeemable Preferred Stock).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

        Our promissory notes payable carry interest rates which are fixed. Our factoring facility has a funds usage fee which varies with the prime rate. Accordingly, if we sell our accounts receivable to LSQ and such accounts remain unpaid, then any increase in the prime rate will increase the funds usage fee we owe on such unpaid accounts and, therefore, reduce our earnings.

Item 8. Financial Statements and Supplementary Data

        The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the "Index to Financial Statements" on page F-1 hereof.

        The supplementary financial data required to be included in this Annual Report is included in Note 14 of the Notes to Financial Statements, which are listed on the "Index to Financial Statements" on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic filings under the Exchange Act.

        During the quarter ended December 31, 2004, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

        Our articles of incorporation provide for a classified board of directors consisting of three classes of directors, with each director serving staggered, three-year terms. Currently, James A. Logsdon serves as a Class I director, James A. Verbrugge serves as a Class II director, and each of Lee K. Toole and Ronald G. Farrell serves as a Class III director. The terms of the Class I, Class II and Class III directors expire on the date of our annual meeting of shareholders to be held in 2006, 2007 and 2008, respectively. Our directors shall serve as directors until the annual meeting at which each such director's term expires and until their successors have been elected and qualified, or until their resignation, death or removal. Set forth below is certain information, as of March 25, 2005, concerning each of our directors.

Name	Age	Position
Ronald G. Farrell	61	Chairman of the Board, President and Chief Executive Officer of the Company
James A. Logsdon	57	Director
Lee K. Teele	68	Director
James A. Verbrugge	64	Director

        Certain additional information concerning the individuals named above is set forth below:

        L.K. Toole founded Toole Consulting Company in 1997, which provides consulting services to Lucent Technologies, Inc. and GTE Corporation, among other clients. Mr. Toole retired in 1997 as a senior vice president of GTE Corporation, concluding a 36 year career in the telecommunications industry. During his career, which included 15 years with AT&T, Inc., Mr. Toole served in various executive capacities, including President of GTE China, Senior Vice President—Asia Pacific, Vice President—Business Development worldwide for wireless networks, and Chairman of the Board of Directors of a joint venture in Argentina which built a nationwide wireless network.

        Dr. James A. Verbrugge is Emeritus Professor of Finance in the Terry College of Business at the University of Georgia. From 1976 to 2001, he was the Chairman of the Department of Banking and Finance in the Terry College of Business, where he held the Chair of Banking from 1992 to 2002. He is a member of the board of directors of each of eResource Capital Group, Inc., Crown Crafts, Inc. and Verso Technologies, Inc. and also serves on the board of one private company.

        James M. Logsdon is a consultant with The Logsdon Group, which Mr. Logsdon founded in March 2004. The Logsdon Group provides tactical and strategic consulting services to business organizations. He served as President, Chief Operating Officer and a director of Verso Technologies, Inc., a publicly-held technology company, from January 2000 until March 2004. From January 1998 to January 2000, Mr. Logsdon served as Vice President and General Manager of Branch Operations—East for the Network Services division of GTE Corporation, a global telecommunications company. From January 1991 to December 1997, he served as GTE's Vice President, Sales & Marketing—Commercial Markets.

        The biographical information for Mr. Farrell is set forth in Item 4.5 of Part I of this Annual Report.

        There are no family relationships among any of our executive officers or directors. No arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of our knowledge, (i) there are no material proceedings to which any director of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Executive Officers

        The information with respect to our executive officers is set forth in Item 4.5 of Part I of this Annual Report.

Audit Committee and Audit Committee Financial Expert

        We have a separately designated standing audit committee of the board of directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Logsdon, Toole and Verbrugge.

        Our board of directors has determined that the audit committee's chairperson, Mr. Verbrugge, is an "audit committee financial expert", as such term is defined in Item 401(h) of Regulation S-K. Mr. Verbrugge meets the independence requirements of Rule 4200(a)(15) of the NASD listing standards.

        Pursuant to the regulations of the SEC, a person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act, as a result of being designated or identified as an audit committee financial expert pursuant to Item 401 of Regulation S-K. Furthermore, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee or the board of directors in the absence of such designation or identification. Moreover, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Code of Ethics

        The board of directors has adopted a Code of Ethics and Conduct that applies to all of our employees, including our Chief Executive Officer and Chief Operating Officer. We shall provide to any person without charge, upon request, a copy of our Code of Ethics and Conduct. Such requests should be directed to the Secretary of Tri-S Security Corporation at 3700 Mansell Road, Suite 220, Alpharetta, Georgia 30322.

Section 16(a) Beneficial Ownership Reporting Compliance

        Prior to February 8, 2005, the date the Registration Statement was declared effective, our executive officers, directors and persons owning 10% of our outstanding securities ("Reporting Persons") were not subject to Section 16(a) of the Exchange Act with respect to their ownership of our securities. Consequently, our Reporting Persons were not required to make any filings pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2004 with respect to their ownership of our securities.

Item 11. Executive Compensation

Director Compensation

        We compensate each member of our board of directors for their service on our board at an annual rate of $10,000 per year. We also compensate each member of our board of directors who serves on a committee of the board of directors at an annual rate of $2,500 for each committee on which such member serves and reimburse our board members for reasonable expenses incurred by them in attending such meetings of the board of directors and any committees of the board of directors of which they are members. Members of our board of directors are also eligible to receive stock options granted pursuant to our 2004 Stock Incentive Plan.

Executive Compensation

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as our Chief Executive Officer during the year ended December 31, 2004, as well as for our other executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2004 (the "Named Executive Officers").

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation		Long-Term Compensation Securities Underlying Options (#)
Ronald G. Farrell Chief Executive Officer and President of the Company	2004 2003 2002	273,538 248,769 167,859	(1) (3)	$145,000 — —	45,627 45,000 —	(2) (2)	— — 300,000	(4)
E. Wayne Stallings Chief Financial Officer of the Company	2004 2003 2002	30,880 — —		— — —	— — —		— — —
Charles Keathley President of Program Systems	2004 2003 2002	207,693 235,173 232,037		— — 92,500	— — —		— — —
Robert Luther Executive Vice President of Paragon Systems	2004 2003 2002	184,429 203,767 200,362		— — 65,000	— — —		— — —
Carla Cilyok Chief Financial Officer of Paragon Systems	2004 2003 2002	103,640 93,994 90,829		105,000 12,000 17,300	— — —		— — —
Harold Bright	2004 2003 2002	189,011 205,020 202,812		— — 42,900	— — —		— — —
John Wilson Vice President of Paragon Systems	2004 2003 2002	132,679 157,348 154,059		— — 42,200

(1)
Includes $19,538 paid in lieu of accrued vacation.

(2)
Includes $18,000 for automobile expenses and $15,000 for medical and dental insurance.

(3)
Includes $17,769 paid in lieu of accrued vacation.

(4)
This option, which is exercisable until January 1, 2012 at an initial exercise price of $0.04 per share, was issued pursuant to an employment agreement between the Company and Mr. Farrell. This option was issued at an exercise price equal to or greater than the fair market value of our common stock on the date of issuance as determined by the board of directors of the Company. This option vested as to 100,000 underlying shares on each of December 31, 2002, December 31, 2003 and December 31, 2004. See "Executive Compensation—Employment Agreement." Upon the Exchange and Recapitalization, this option was exchanged for an option to purchase 97,087 shares of common stock at an exercise price of $0.12 per share.

Option Grants in Last Fiscal Year

        We did not grant any options to purchase our common stock during the year ended December 31, 2004 to our Chief Executive Officer or to any other Named Executive Officer.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning the value at December 31, 2004, of all of the unexercised options held by our Named Executive Officers.

	Number of Securities Underlying Unexercised Options at December 31, 2004
			Value of Unexercised in-the-Money Options at December 31, 2004
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald G. Farrell	300,000	—	$201,000	—

Employment Agreement

        We have entered into an employment agreement with Mr. Farrell pursuant to which Mr. Farrell has agreed to serve as Chief Executive Officer and President of the Company until December 31, 2008. The agreement provides for (i) payment of a specified base salary ($175,000 in 2005) which increases by 5% per year; (ii) payment of an annual incentive bonus equal to 5% of the Company's pre-tax income for such year (which income includes dividends and distributions made to us with respect to our interest in the joint venture), provided that such bonus may not exceed 150% of Mr. Farrell's base salary for such year; (iii) prohibitions against Mr. Farrell's disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell's compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by the Company without "cause" or by Mr. Farrell for "good reason" or upon a "change of control" of the Company. Pursuant to Mr. Farrell's employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as the chief executive officer of the Company. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors. For the year ended December 31, 2004, Mr. Farrell's base salary under his employment agreement was $254,000. For the year ending December 31, 2005, Mr. Farrell's base salary under his employment agreement is $175,000.

Compensation Committee Interlocks and Insider Participation

        Our compensation committee consists of Messrs. Toole, Logsdon and Verbrugge. None of the members of our compensation committee has ever been, at any time since the time of our formation, one of our officers or employees. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table sets forth information regarding equity compensation plans under which our common stock is authorized for issuance as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:(1)	0	—	500,000
Equity compensation plans not approved by security holders:(2)	350,000	$0.18	0

Total

(1)
Represents options available for grant pursuant to our 2004 Stock Incentive Plan, which was approved by our shareholders on October 13, 2004 by written consent.

(2)
Includes options and warrants to purchase common stock granted under plans not approved by our shareholders. The material features of such plans are set forth below:

(a)
On January 1, 2002, we issued Ronald G. Farrell pursuant to an employment agreement between Mr. Farrell and the Company an option to purchase 300,000 shares of common stock at an initial exercise price of $0.04 per share, which became exercisable as to 100,000 shares on each of December 31, 2002, December 31, 2003 and December 31, 2004, and expires on January 1, 2012. Upon the Exchange and Recapitalization, this option was exchanged for an option to purchase 97,087 shares of common stock at an exercise price of $0.12 per share.

(b)
In July 2002, we issued to BRE LLC in connection with entering into our credit agreement a warrant to purchase 50,000 shares of common stock at an initial exercise price of $1.00 per share exercisable in its entirety on the date of grant. Upon the Exchange and Recapitalization, this option was exchanged for an option to purchase 16, 181 shares of common stock at an exercise price of $3.09 per share.

Beneficial Ownership

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2005, by (i) each shareholder who is known to us to own beneficially more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each Named Executive Officer; and (iv) all of our executive officers and directors as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to us.

	Common Stock(1)
Number of Shares Beneficially Owned	Number of Shares Beneficially Owned		Percentage of Class(2)
Ronald G. Farrell†‡	906,149	(3)	26.8%
James A. Logsdon†	0		—
L.K. Toole†	0		—
James A. Verbrugge†	0		—
E. Wayne Stallings‡	0		—
Carla Cilyok	0		—
Harold Bright	0		—
John Wilson	0		—
Michael F. Bennett	194,984	(4)	5.9
All executive officers and directors as a group (5 persons)	906,149		26.8

†
Director of the Company

‡
Officer of the Company

*
Less than 1% of the issued and outstanding shares of the common stock.

(1)
Unless otherwise noted, all of the shares shown are held by individuals or entities processing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 25, 2005, are treated outstanding only when determining the amount and percentage owned by such individual or group.

(2)
In accordance with regulations of the SEC, the percentage calculations are based on 3,285,000 shares of common stock issued and outstanding as of March 25, 2005, plus shares of common stock which may be acquired within 60 days of March 25, 2004, by each individual or group listed.

(3)
Includes (i) 711,974 shares of common stock held by R.G.F. Investments, Inc., a corporation in which Mr. Farrell is the sole shareholder, officer and director, over which shares Mr. Farrell may be deemed to have sole investment and voting power; (ii) 97,087 shares of common stock held by Mr. Farrell's spouse, over which shares Mr. Farrell may be deemed to have sole investment and voting power; and (iii) 97,087 shares of common stock issuable upon exercise of an option held by Mr. Farrell.

(4)
Includes 36,408 shares held by Southwick Capital, LLC, a limited liability company controlled by Mr. Bennett, over which shares Mr. Bennett may be deemed to have sole investment and voting power.

Item 13. Certain Relationships and Related Transactions

Employment Agreement

        A description of the employment agreement between Mr. Farrell, our Chief Executive Officer and President, and the Company is set forth in the section of this Annual Report titled "Executive Compensation—Employment Agreement."

Indebtedness of Management

        Pursuant to Mr. Farrell's employment agreement with the Company, Mr. Farrell, our Chief Executive Officer and President, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company, he agreed to forfeit $290,000 thereof and accept a cash bonus of $145,000 and a loan for $100,000. In connection with the loan, Mr. Farrell issued a promissory note to the Company dated December 31, 2004, in the principal amount of $100,000, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of our common stock or any combination thereof.

Agreements with Former Shareholders of Paragon Systems

        On September 29, 2004, we entered into an agreement with Charles Keathley and Robert Luther, two of the former shareholders of Paragon Systems, each of whom was an executive officer of Paragon Systems on such date, pursuant to which, among other things:

  •
  we amended and restated a portion of the Paragon Notes held by them having an aggregate value of $5.2 million to provide that such promissory notes shall be payable on December 31, 2004;

  •
  Messrs. Keathley and Luther agreed not to exercise any rights they may have to foreclose on the shares of Paragon Systems pledged to them until January 1, 2005;

  •
  we paid to Messrs. Keathley and Luther, or paid on their behalf, an aggregate of $90,000;

  •
  we agreed to issue to Messrs. Keathley and Luther upon completion of the Initial Public Offering an aggregate number of shares of our common stock having an aggregate value of $120,000;

  •
  we agreed to issue to Messrs. Keathley and Luther an aggregate of (i) 82 shares of our Series C Redeemable Preferred Stock in satisfaction of their right to receive such shares in connection with the Acquisition and (ii) two shares of our common stock; and

  •
  we agreed to use a portion of the net proceeds of the Initial Public Offering to repay the amended and restated Paragon Notes and pay all the dividends due on the Series C Redeemable Preferred Stock.

        On November 30, 2004, we entered into an additional agreement with Messrs. Keathley and Luther, pursuant to which, among other things:

  •
  we further amended a portion of the Paragon Notes issued to them having an aggregate value of approximately $4.4 million to provide that such promissory notes shall be payable on the earlier of than February 15, 2005 or the date on which we receive the proceeds of our Initial Public Offering;

  •
  Messrs. Keathley and Luther agreed not to exercise any rights they may have to foreclose on the shares of Paragon Systems pledged to them until February 16, 2005; and

  •
  we paid to Messrs. Keathley and Luther, or paid on their behalf, an aggregate of $71,500, of which $62,500 was applied to repay a portion of the Paragon Notes issued to them.

        Additionally, on September 7, 2004 we also entered into an agreement with Harold Bright and John Wilson, two of the former shareholders of Paragon Systems, each of whom was an executive officer of Paragon Systems, pursuant to which Messrs. Bright and Wilson:

  •
  agreed to extend the maturity dates of a portion of the Paragon Notes issued to them, having an aggregate value of $1.1 million, until the earlier of January 1, 2005 or the date on which we receive proceeds from our Initial Public Offering; and

  •
  acknowledged that they have deferred any rights they may have to foreclose on the shares of Paragon Systems pledged to them.

        On December 14, 2004, we entered into an additional agreement with Messrs. Bright and Wilson, pursuant to which, among other things:

  •
  Messrs. Bright and Wilson agreed to extend the maturity dates of a portion of the Paragon Notes issued to them having an aggregate value of approximately $1.1 million until the earlier of February 15, 2005 or the date on which we receive the proceeds from the Initial Public Offering; and

  •
  we paid to Messrs. Bright and Wilson an aggregate of approximately $118,000, of which approximately $70,000 was applied to repay a portion of the Paragon Notes issued to them.

Agreement with Shareholder of the Company

        On December 7, 2004, we entered into an agreement with Douglas Ball, a holder of a majority of our outstanding shares of Series B Convertible Preferred Stock on such date, pursuant to which, among other things:

  •
  Mr. Ball released us from all liability pursuant to that certain Consulting Agreement dated March 25, 2002 between us and Mr. Ball and that certain Employment Agreement dated March 25, 2002 between us and Mr. Ball;

  •
  Mr. Ball agreed to execute the Exchange and Recapitalization Agreement;

  •
  we paid Mr. Ball $20,000;

  •
  we agreed to pay Mr. Ball no later than January 15, 2005 an additional $40,000;

  •
  we agreed to hire Mr. Ball as an independent consultant for a one-year term for aggregate compensation of $36,000; and

  •
  we agreed to issue to Mr. Ball upon completion of our Initial Public Offering 15,000 shares of our common stock.

Exchange and Recapitalization

        Pursuant to the Exchange and Recapitalization, R.G.F. Investments, Inc. (of which Mr. Farrell is the sole director, officer and shareholder) and its affiliates exchanged 2,500,000 shares of common stock held by them immediately prior to the recapitalization for 809,061 shares of common stock upon completion of the Exchange and Recapitalization. In connection with the Exchange and Recapitalization, Mr. Farrell also exchanged an option to purchase 300,000 shares of common stock at an exercise price of $0.04 per share for an option to purchase 97,087 shares of common stock at an exercise price of $0.12 per share.

Indemnification Agreements

        We have entered into indemnification agreements with Mr. Farrell, our Chief Executive Officer and President, Mr. Stallings, our Chief Financial Officer, and each of our directors pursuant to which we will indemnify them to the fullest extent permitted by applicable law if they are involved or become involved or are threatened to be involved in any investigation, action, claim suit or proceeding, whether civil, criminal, administrative or investigative, by reason of that fact that they were or are serving as an officer or director of the Company or were or are serving at our request as an agent of any other entity.

Item 14. Principal Accountant Fees and Services

        On July 20, 2004, we engaged Miller Ray Houser & Stewart LLP ("MRH&S") as our independent registered public accounting firm to audit our financial statements in preparation for our Initial Public Offering and for the year ended December 31, 2004.

Audit Fees

        MRH&S billed $12,600 and $75,600 for fiscal years 2004 and 2003, respectively, for professional services rendered by it for the audit of the Company's annual consolidated financial statements and review of the interim consolidated financial statements, and services that are normally provided by it in connection with statutory and regulatory filings or engagements. Additionally, MRH & S billed $6,700 for out-of-pocket expenses relating to the audit conducted by MRH & S for fiscal year 2003.

Audit-Related Fees

        MRH&S billed $47,000 for fiscal year 2004 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include reviewing interim data, reviewing the Registration Statement filed in connection with our Initial Public Offering and related documents, providing comfort letters to the underwriters in our Initial Public Offering and advising management in connection with our Initial Public Offering.

Tax Fees

        MRH&S billed $3,500 for fiscal year 2003 for professional services rendered by it for tax compliance, tax advice and tax planning. These services include preparation of the Federal and state income tax returns for Tri-S. MRH&S has not performed any tax-related services for 2004.

All Other Fees

        MRH&S neither billed for, nor rendered professional services to the Company during, fiscal years 2004 or 2003 for any services that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

        The audit committee is required to pre-approve the audit and non-audit services performed by the Company's independent auditors. The audit committee has adopted a policy which provides for general pre-approval of specified Audit, Audit-Related, Tax and Other Services that do not exceed enumerated dollar amounts. The policy also provides that, unless a type of service to be provided by the independent auditors has received general pre-approval, it will require specific pre-approval by the audit committee.

        The audit committee has determined the Audit, Audit-Related, Tax and Other Services that are the basis for general pre-approval by the audit committee. The enumerated dollar amounts at which such general pre-approval will apply are currently under consideration by the audit committee. Until the audit committee has determined such enumerated dollar amounts, all services performed by the Company's independent auditors will require the specific pre-approval of the audit committee.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

          (1)   A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the "Index to Consolidated Financial Statements "on page F-1.

          (2)   A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the "Exhibit Index" filed herewith.

        (b)   Reports on Form 8-K.

        During the quarter ended December 31, 2004, the Company was not subject to the requirements of the Exchange Act and, consequently, did not file any Current Reports on Form 8-K.

INDEX TO FINANCIAL STATEMENTS

Page
Tri-S Security Corporation and Subsidiary:
Reports of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Shareholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tri-S Security Corporation

        We have audited the accompanying consolidated balance sheet of Tri-S Security Corporation and subsidiary as of December 31, 2004 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri-S Security Corporation and subsidiary of December 31, 2004, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia
March 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tri-S Security Corporation

        We have audited the accompanying balance sheet of Paragon Systems, Inc. (predecessor company to Tri-S Security Corporation) as of December 31, 2003 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003 and the statements of operations, shareholders' equity and cash flows for the period from January 1, 2004 to February 27, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Systems, Inc, as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and the period from January 1, 2004 to February 27, 2004 and in conformity with accounting principles generally accepted in the United States.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia
March 15, 2005

Tri-S Security Corporation and Subsidiary

Balance Sheets
(In thousands, except per share data)

		Predecessor Basis
	Consolidated December 31, 2004	Paragon Systems, Inc. December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$313	$846
Trade accounts receivable, net	5,312	4,695
Deferred initial public offering costs	633	—
Deferred income taxes	200	—
Prepaid expenses and other assets	178	172

Total current assets	6,636	5,713
Property and equipment, less accumulated depreciation	325	455
Note receivable—officer	100	—
Investment in joint venture	6,665	715
Investment in government contracts, net	1,172	—
Non-compete agreements, net	318	—
Deferred loan costs, net	18	—
Goodwill	7,747	—

Total assets	$22,981	$6,883

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Trade accounts payable	$351	$29
Accrued salaries	774	726
Payroll withholding	347	184
Accrued vacation	612	524
Accrued interest expense	316	—
Accrued interest on preferred stock subject to mandatory redemption	250	—
Other accrued expenses	689	226
Income taxes payable	212	152
Short-term notes payable	10,798	1,130
Current portion of capital lease obligations	91	87

Total current liabilities	14,440	3,058
Other liabilities:
Capital lease obligations, less current portion	103	185
Income taxes payable	1,056	—
Deferred income taxes	2,663	—
Series C preferred stock subject to mandatory redemption	6,000	—

Total liabilities	24,262	3,243

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Series A convertible preferred stock 100,000 shares issued and outstanding	460	—
Series B convertible preferred stock, 40,000 shares issued and outstanding	196	—
Common stock, $1.00 par value, 1,000 shares authorized, 940 shares issued and outstanding	—	1
Common stock, $0.001 par value, 25,000,000 shares authorized, 827,832 shares issued and outstanding	1	—
Additional paid-in capital	115	—
Retained earnings (deficit)	(2,053)	3,639

	(1,281)	3,640
Less treasury stock acquired (60 shares of Paragon Systems, Inc. at December 31, 2003)	—	—

Total stockholders' equity (deficit)	(1,281)	3,640

Total liabilities and stockholders' equity (deficit)	$22,981	$6,883

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations
(In thousands, except per share data)

		Predecessor Basis—Paragon Systems, Inc.
	Consolidated Year ended December 31, 2004	January 1, 2004 to February 27, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Revenues	$25,425	$4,705	$29,395	$21,364
Cost of revenues:
Direct labor	13,810	2,481	16,070	11,983
Indirect labor and other contract support costs	10,223	2,113	11,151	7,615
Amortization of government contracts	298	—	—	—

	24,331	4,594	27,221	19,598

Gross profit	1,094	111	2,174	1,766
Selling, general and administrative	2,115	230	1,466	1,179

Operating income (loss)	(1,021)	(119)	708	587

Other income (expense):
Interest income	3	—	12	23
Interest expense	(1,380)	(11)	(30)	(7)
Interest on preferred stock subject to mandatory redemption	(250)	—

	(1,627)	(11)	(18)	16

Income (loss) before income taxes	(2,648)	(130)	690	603
Income tax expense (benefit)	(1,008)	—	40	—

Net income (loss)	$(1,640)	$(130)	$650	$603

Pro forma income tax expense (benefit)		(49)	262	229

Proforma net income (loss)		$(81)	$428	$374

Basic net income (loss) per common share	$(1.98)
Diluted net income (loss) per common share	$(1.98)
Basic weighted average number of common shares	828
Diluted weighted average number of common shares	1,269

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Shareholders' Equity (Deficit)
(In thousands)

	Predecessor Basis Paragon Systems, Inc.			Successor Basis Tri-S Security Corporation
						Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Common Stock		Treasury	Common Stock
										Additional Paid-In Captial	Retained Earnings (Deficit)
	Shares	Cost	Stock	Shares	Cost	Shares	Cost	Shares	Cost			Total
Predecessor Basis
Balance at December 31, 2001	940	$1	$—								$2,386	$2,387
Net income	—	—	—								603	603

Balance at December 31, 2002	940	1	—								2,989	2,990
Net income	—	—	—								650	650

Balance at December 31, 2003	940	1	—								3,639	3,640
Net income (loss)	—	—	—								(130)	(130)

Balance at February 27, 2004	940	$1	$—								$3,509	$3,510

Successor Basis
Balance at February 27, 2004	940	$1		—	$—	—	$—	—	$—	$—	$3,509	$3,510
Reverse capital structure of predecessor	(940)	(1)		—	—	—	—	—	—	—	(3,509)	(3,510)
Capital structure of successor at December 31, 2003	—	—		828	1	100	460	40	196	115	(413)	359
Net loss for year ended December 31, 2004	—	—		—	—	—	—	—	—	—	(1,640)	(1,640)

Balance at December 31, 2004	—	$—		828	$1	100	$460	40	$196	$115	$(2,053)	$(1,281)

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Cash Flows
(In thousands)

		Predecessor Basis—Paragon Systems, Inc.
	Consolidated Year ended December 31, 2004	For the period January 1, 2004 to February 27, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cash flow from operating activities:
Net income (loss)	$(1,640)	$(130)	$650	$603
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	617	28	175	68
Deferred income tax benefits	(1,038)	—	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	544	(1,161)	157	(673)
Prepaid expenses and other assets	393	(499)	10	(5)
Trade accounts payable	(262)	62	(872)	(313)
Accrued salaries	107	(59)	(162)	259
Payroll withholding	(63)	226	(47)	67
Accrued vacation	2	85	181	155
Accrued interest expense	316	—	—	—
Accrued interest on redeemable preferred stock	250	—	—	—
Other accrued expenses	(175)	692	(81)	(131)
Income taxes payable	(207)	(111)	152	(127)

Net cash provided (used) by operating activities	(1,156)	(867)	163	(97)

Cash flow from investing activities:
Acquisition of subsidiary	(2,300)	—	—	—
Investment in joint venture	—	—	(715)	—
Proceeds from investment in joint venture	1,437	715	—	—
Proceeds from sale of property and equipment	14	—	—	—
Purchase of property and equipment	(67)	—	(427)	(127)

Net cash provided (used) by investing activities	(916)	715	(1,142)	(127)

Cash flow from financing activities:
Proceeds (repayments) of short-term notes	3,067	(405)	676	454
Proceeds (repayments) of capital lease obligations	(65)	(13)	272	—
Deferred initial public offering costs	(599)	—	—	—
Loan costs	(120)	—	—	—

Net cash provided (used) by financing activities	2,283	(418)	948	454

Net increase (decrease) in cash and cash equivalents	211	(570)	(31)	230
Cash and cash equivalents at beginning of period	102	846	877	647

Cash and cash equivalents at end of period	$313	$276	$846	$877

Supplemental disclosures of cash flow information:
Interest paid	$931	$6	$30	$7
Income taxes paid	$224	$—	$—	$127
Issuance of notes and preferred stock in business acquisition	$13,706	$—	$—	$—

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Notes to Financial Statements
(dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

        Tri-S was formed in October 2001 for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a large company. Tri-S has and currently intends to continue to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry.

        On February 27, 2004, Tri-S Security Corporation ("Tri-S" or the "Company") completed the acquisition (the "Acquisition") of Paragon Systems, Inc. ("Paragon"). Tri-S acquired all of the outstanding capital stock of Paragon for a total purchase price of $16,006 payable in cash, redeemable preferred stock, and notes payable.

        For periods subsequent to the Acquisition, the accompanying financial statements represent the consolidated statements of Tri-S and its wholly owned subsidiary, Paragon. All intercompany transactions and balances have been eliminated in consolidation.

        Tri-S did not have any operating businesses prior to the Acquisition. Expenses consisted primarily of services performed and fees incurred associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The financial statements of Paragon, as an operating entity, are the more relevant information available prior to the Acquisition of Paragon by Tri-S. Consequently, the accompanying financial statements present the financial statements of Paragon as the "Predecessor" prior to the Acquisition and the consolidated financial statements of Tri-S as the "Successor" subsequent to the Acquisition.

  Nature of Operations

        The Company provides contract guard services to various Federal government agencies. These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and the prevention of sabotage, terrorist and criminal activities. In connection with providing these services, Paragon assumes responsibility for a variety of functions, including recruiting, hiring, training and supervising security guards deployed to the Federal agencies served as well as paying all guards and providing them with uniforms, employee benefits and workers' compensation insurance. Paragon is responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

  Revenue Recognition

        Revenue is recognized as guard services are provided under contracts with Federal government agencies. Guard services are billed in arrears at hourly or monthly rates based on the number of hours worked under some contracts and as fixed monthly amounts under other contracts. Hourly and monthly rates are determined as a result of bids submitted in response to formal specifications included in solicitations for bids from government agencies. Hourly and monthly billing rates are developed by accumulating the estimated labor, general and administrative expenses, profit objective and other costs to service a contract over a five year period.

        Direct labor includes the regular wages of direct personnel as defined under the contracts and is recorded on an actual basis as it is incurred. Indirect costs include other wages, payroll taxes, union benefits, employee benefits, workers compensation insurance, liability insurance and other costs associated with specific contracts. The wages component of indirect labor includes vacation, training, holiday and sick time. Initial one-time expenses, such as extra training costs to start a new contract, are expensed as incurred.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company's policy is to maintain balances with high credit quality financial institutions. The Company has not sustained material credit losses from instruments held at financial institutions. The Company provides services under contracts with various Federal agencies. The Company maintained an allowance for doubtful accounts of $536 and $50 at December 31, 2004 and 2003, respectively, as a reserve against potential billing adjustments.

  Stock Based Compensation

        In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. Since the Company grants all stock-based compensation at the market price on the date of grant, no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation.

        The Company has determined pro forma amounts as if the fair value method required by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation. See Note 11 for descriptions of the Company's stock-based compensation plans. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model. The pro forma effect on the net loss of the Company for the year ended December 31, 2004 and for the net loss of Tri-S, the Successor Company, for the years ended December 31, 2003 and 2002 as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	2004	2003	2002
Net loss attributable to common shareholders:
As reported	$(1,640)	$(217)	$(136)
Pro forma	$(1,640)	$(218)	$(138)
Basic and diluted net loss per share attributable to common shareholders:
As reported	$(1.98)	$(0.26)	$(0.17)
Pro forma	$(1.98)	$(0.26)	$(0.17)

        The weighted-average estimated fair value of options granted during 2002 was $0.03 per share. For purposes of computing the pro forma amount above, the minimum value of the options was calculated using a volatility factor of zero, an estimated option life of seven years and a risk-free interest rate assumption of 4.84%.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company's short-term loans and capital lease obligations approximate fair value of these obligations based upon management's best estimates of interest rates that would be available for similar debt obligations at December 31, 2004 and 2003.

  Retirement Plan

        Substantially all of Paragon's employees are eligible to participate in a 401(k) defined contribution plan. Under the terms of the plan, employees may elect to defer up to ten percent of their compensation subject to Internal Revenue Service limitations. Paragon provides discretionary matching contributions on these deferrals each year based upon determinations by the board of directors. Paragon did not make any matching contributions for 2004, 2003 and 2002.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Investment in Joint Venture

        In December 2003, Paragon acquired a 10% interest in Army Fleet Support, LLC. Paragon does not exercise significant influence over the operating and financial activities of Army Fleet Support, LLC, consequently, the investment is accounted for under the cost method. The cost of the investment was determined as part of the allocation of the purchase price of Paragon (see Note 2). The Company records cash receipts from Army Fleet Support, LLC as a reduction in the investment account until such time as the investment account has been reduced to zero. During 2004, the Company received distributions of $2,152 ($1,437 subsequent to the Acquisition) from Army Fleet Support, LLC, which were credited to reduce the cost of the investment. There were no distributions during 2003.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives using the double-declining balance method. Property and equipment held under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

  Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

        The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company has made no adjustments to its long-lived assets in any of the periods presented.

        The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

        SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from five to nine years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets.

  Preferred Stock Subject to Mandatory Redemption

        Preferred Stock subject to mandatory redemption is accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as freestanding financial instruments having characteristics of both liabilities and equity and, as such, are classified as liabilities in the financial statements. The dividend requirement is recorded as interest expense. Payments and accruals for the dividend requirements are presented in the income statement and the cash flows statement separately from payments and interest due to other creditors.

  Income Taxes

        Beginning with its S corporation election on January 1, 1999, and prior to its acquisition by Tri-S on February 27, 2004, Paragon was taxed as a subchapter S corporation. All income and losses of Paragon were allocated to the shareholders for inclusion in their respective income tax returns. Prior to its election as a subchapter S corporation, Paragon was taxed as a C corporation and was subject to taxes on income earned prior to its election as an S corporation. Upon election as an S Corporation, Paragon became subject to built in gain taxes which relate to differences between the fair market value and the tax basis of assets as of the date a C corporation elects S status. These taxes paid by the S corporation are deductible by shareholders. The provision for income taxes of Paragon as the Predecessor consists of built-in gains taxes. Paragon's S election was automatically terminated upon its acquisition by Tri-S.

        Paragon used the cash basis of accounting for income taxes prior to its acquisition, at which time it was required to change its tax method to the accrual basis. Effective February 28, 2004, the Company will file a consolidated income tax return that includes the accounts of Tri-S and Paragon.

        The Company determines its deferred tax provision using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the tax rates and laws in effect at the time of such determination. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will not be realized.

        The accompanying financial statements present the financial statements of Paragon as the Predecessor prior to the Acquisition and the consolidated financial statements of Tri-S as the Successor subsequent to the Acquisition. The Predecessor company was a subchapter S corporation; consequently, pro forma tax expense and pro forma net income per share are presented on the face of the historical statements of operations for the periods presented as the Predecessor.

  Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities. FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. SFAS No. 150 became effective for the Company at the beginning of the third quarter of 2003. The Company agreed to issue preferred shares subject to mandatory redemption in conjunction with the acquisition as more fully discussed in Note 2. The preferred shares subject to mandatory redemption are accounted for in accordance with SFAS No. 150.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and the effect that the adoption of SFAS 123R will have on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption.

2.    Acquisition of Paragon Systems, Inc.

        On February 27, 2004, Tri-S completed the Acquisition of Paragon, an Alabama corporation with offices located in Huntsville, Alabama. Tri-S acquired all the outstanding capital stock of Paragon for a total of $16,006, payable in cash, preferred shares subject to mandatory redemption and notes as set forth below. The Acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. At the closing of the Acquisition, Tri-S:

  •
  paid $2,300 in cash to the former shareholders of Paragon;

  •
  issued promissory notes to the former shareholders of Paragon in an aggregate principal amount of $7,706 with an annual rate of 7.0%; and

  •
  agreed to issue to the former shareholders of Paragon preferred stock subject to mandatory redemptions, with an aggregate redemption value of $6,000 with an annual rate of 5.0%.

        Simultaneous with the closing of the Acquisition, Paragon sold $4,295 in receivables to LSQ Funding, L.L.C., an unaffiliated company which factors receivables ("LSQ"). The proceeds of the transaction were utilized as follows:

Cash payment to sellers of Paragon	$2,300
Pay off outstanding borrowings under the Paragon line-of-credit	1,175
Additional cash for working capital at Paragon	700
Fees and interest costs	120

$4,295

        The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on an independent appraisal of fair values at the transaction date. Amounts previously estimated and reported have been adjusted to give effect to the independent appraisal. The change in valuation of the assets acquired did not have any effect on the results of operations previously reported. The following represents the allocation of the purchase price at the time of the acquisition:

Book value of net assets acquired	$3,511
Investment in joint venture	8,102
Federal contracts	1,470
Non compete agreements	380
Income tax liabilities	(1,423)
Deferred income tax liabilities	(3,751)
Goodwill	7,717

Allocated purchase price	$16,006

        The investment in the joint venture was valued based on the expected future distributions from the investment. The joint venture is accounted for in accordance with the cost method of accounting. Accordingly, the cost of the joint venture will be reduced by the distributions received from the joint venture as they are received until such time as the carrying value of the investment has been reduced to zero. Federal contracts will be amortized over a period of nine years and non-compete agreements will be amortized over five years. The $7,717 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets was recorded as goodwill.

        Paragon used the cash basis of accounting for income taxes prior to its acquisition, at which time Paragon was required to change its method to the accrual basis. Income taxes as a result of the change in method became due in four annual installments and were recorded as an adjustment of $1,423 to the purchase price of Paragon in accordance with business combination purchase accounting.

        As a result of the acquisition of Paragon, the Company recorded a net deferred tax liability of $3,751. This deferred tax liability results from the difference between financial reporting and income tax bases of assets and liabilities purchased.

        The following combined pro forma financial information presents the results of operations of the Company as if the Acquisition had occurred at the beginning of each of the periods presented. Adjustments to the combined financial information related to the Acquisition that affect the results of operations include the interest expense associated with the debt and redeemable preferred shares issued in conjunction with the Acquisition and amortization of the fair value of intangible assets. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1 or of results of operations that may occur in the future.

	Combined Pro Forma Statements of Operations
	For the year ended December 31, 2004	For the year ended December 31, 2003
Revenues	$30,130	$29,395
Operating loss	$(1,209)	$(71)
Net loss	$(1,850)	$(576)
Basic loss per common share	$(2.23)	$(0.70)
Diluted loss per common share	$(2.23)	$(0.70)

        Tri-S did not have an operating business prior to the Acquisition. Expenses consisted primarily of services performed and fees incurred associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The financial statements of Paragon, as an operating entity, are the more relevant information available prior to the acquisition of Paragon by Tri-S. Consequently, the combined pro forma financial information represents the financial statements of Paragon as the Predecessor Company prior to the acquisition date of February 27, 2004 combined with the expenses of Tri-S prior to the acquisition date of February 27, 2004.

        Tri-S operations for 2003 and 2002 consisted of $347 and $216 of expenses, respectively, associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The Company recognized deferred income tax benefits related to these expenditures of $130 and $80 for 2003 and 2002, respectively.

3.    Sales to Major Customers

        The Company's principal operation is to provide contract guard services to various Federal agencies. Substantially all of the Company's revenues are derived from ten customers. Contracts with five Federal agencies account for approximately 80% of the Company's revenue.

4.    Related Party Transactions

  Employment Agreements

        Upon completion of the Acquisition of Paragon, Tri-S entered into employment agreements with six key employees of Paragon, with agreement terms between one and three years and non-compete terms for an additional four years for two of the employees. The terms and conditions of the agreements were substantially the same as that which the employees were entitled prior to the Acquisition.

        On January 1, 2002, Tri-S entered into an employment agreement with Mr. Farrell pursuant to which Mr. Farrell has agreed to serve as Chief Executive Officer and President of the Company until December 31, 2005, which term has been subsequently extended until December 31, 2008. The agreement provides for (i) payment of a specified base salary which increases by 5% per year;

(ii) payment of an annual bonus equal to 5% of the Company's income before income taxes for such year plus cash distributions from the joint venture, provided that such bonus may not exceed 150% of Mr. Farrell's base salary for such year; (iii) prohibition against Mr. Farrell's disclosure of confidential information for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell's compensation and benefits for the remainder of the term of the employment agreement if his employment is terminated by the Company without cause or by Mr. Farrell for "good reason". For the year ending December 31, 2004, Mr. Farrell's salary under his employment agreement is $254,000.

  Indebtedness of Management

        Pursuant to Mr. Farrell's employment agreement with the Company, Mr. Farrell, Chief Executive Officer and President of the Company, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company, he agreed to forfeit $290,000 thereof and accept a cash bonus of $145,000 and a loan for $100,000. In connection with the loan, Mr. Farrell issued a promissory note to the Company dated December 31, 2004 in the principal amount of $100,000, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of the Company's common stock or any combination thereof.

5.    Property and Equipment

        Property and equipment are comprised of the following:

		December 31,
	Estimated Useful Life	Tri-S Security 2004	Paragon Systems 2003
Computer equipment and software	3-5 years	$595	$212
Vehicles	5 years	236	644
Furniture and fixtures	5-7 years	179	134

		1,010	990
Less accumulated depreciation and amortization		(685)	(535)

Property and equipment, net		$325	$455

        Depreciation expense for Tri-S was $155 for the year ended December 31, 2004. Depreciation expense was $28 for the two months ended February 27, 2004 and $175 and $68, respectively, for the years ended December 31, 2003 and 2002.

6.    Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

Balance as of January 1, 2004	$—
Acquisition costs	30
Goodwill acquired during the period	7,717

Balance as of December 31, 2004	$7,747

        Information regarding the Company's intangible assets that are being amortized is as follows:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Federal contracts	$1,470	$298	$1,172
Non-compete agreements	380	62	318
Loan costs	120	102	18

Total	$1,970	$462	$1,508

        Federal contracts represent the aggregate value of the contracts with Federal agencies purchased in the Acquisition in February 2004 and are being amortized in proportion to expected cash flows over the expected life of the contracts, which is estimated to be nine years.

        Non-compete agreements represent the aggregate value of the non-compete agreements entered into with the certain of the prior owners of Paragon and are being amortized on a straight-line basis over the term of the agreements, which is five years.

        Loan costs are the upfront fees paid by the Company to arrange and complete the factoring arrangement with LSQ in February 2004. The fees were capitalized and are being amortized over the 12 month life of the factoring agreement. The amortization of loan costs is reflected as interest expense in the consolidated financial statements of the Company.

        Amortization expense of acquisition-related intangible assets for the year ended December 31, 2004 was $462.

        Estimated future amortization expense for acquisition-related intangible assets on the Company's December 31, 2004 consolidated balance sheet for the fiscal years ending December 31, is as follows:

2005	$471
2006	382
2007	328
2008	199
2009	58
Thereafter	70

$1,508

7.    Debt and Other Obligations

        In conjunction with the closing of the Acquisition in February 2004, the Company:

  •
  issued 7% promissory notes to the former shareholders of Paragon in aggregate principal amounts of $6,206 and $1,500;

  •
  issued to the former shareholders of Paragon an aggregate of 100 shares of Series C redeemable preferred stock, with a 5% dividend and an aggregate redemption value of $6,000; and

  •
  repaid outstanding borrowings under the line-of-credit and terminated the line of credit agreement.

        In February 2004, Paragon entered into a factoring arrangement and began to sell certain of its accounts receivable to LSQ Funding, LLC ("LSQ"). LSQ provides advances of up to 85% (90% after July 27, 2004) of eligible accounts receivable in exchange for a funds usage rate equal to prime plus 2.0% on the outstanding funds advanced plus a factoring commission. The factoring commission is equal to a discount of 1.25% (1.00% after February 9, 2005) of gross factored sales plus an invoice service fee of 1.0% depending on days outstanding on factored invoices. For advances in excess of 85% (90% after July 27, 2004) of eligible accounts receivable, an over-advance charge of 0.75% applies. LSQ may require Paragon to repurchase factored receivables for various reasons including uncollectibility or delinquency as defined in the agreement. Because LSQ has recourse to Paragon on factored receivables, accounts receivable are shown gross on the balance sheet and advances are shown as short-term notes payable. The Company's obligations to LSQ are secured by a lien on all of the Company's assets.

        Debt and other obligations are summarized as follows:

	December 31,
	Successor	Predecessor
	2004	2003
Current:
Short-term borrowings under line-of-credit	$—	$1,130
Amounts payable under factoring facility	3,092	—
Promissory notes payable, 7.0% due February 15, 2005	6,206	—
Promissory notes payable, 7.0% due February 28, 2005	1,500	—

	$10,798	$1,130

Long-term:
Preferred shares subject to mandatory redemption due February 27, 2007	$6,000	$—

        The promissory notes with an outstanding principal balance of $6,206 were originally due $5,500 on May 31, 2004 and $706 on June 10, 2004. The terms of these notes were amended and restated and were paid in full on February 15, 2005 with the proceeds from an initial public offering of the Company's shares.

        The promissory notes with an outstanding principal balance of $1,500 were paid in full on February 28, 2005.

        The average amount of borrowings under the factoring facility was $2,599 during 2004 and under the line of credit was $933, $636, and $126 for the two months ended February 27, 2004 and the years ended December 31, 2003 and 2002, respectively.

        The Series C redeemable preferred stock is classified as preferred shares subject to mandatory redemption in the financial statements. The shares may be redeemed by the Company at any time but must be redeemed no later than February 27, 2007. As of December 31, 2004 the Company has accrued interest expense of $250 on these shares. The payment of interest is required semi-annually.

        Paragon's payment obligations under the promissory notes issued to the former shareholders of Paragon and the redemption and dividend obligations under the preferred shares subject to mandatory redemption are secured by a pledge to the former shareholders of Paragon of approximately 55% of the capital stock of Paragon.

        In July 2004, Paragon entered into a credit agreement with an unaffiliated finance source which allowed Paragon to receive cash advances of $400. Paragon assigned a security interest in various assets of Paragon, including two receivable balances approximating $440 in the aggregate. Borrowings under this agreement were paid in December 2004 and the agreement was terminated. Pursuant to the credit agreement, interest expense at an annualized rate of 12% on the outstanding borrowings was paid on a monthly basis. In addition to the above, Tri-S issued 16,181 warrants to the finance source for the purchase of common stock, at $3.09 per share.

        Prior to the Acquisition, Paragon had a line of credit guaranteed by two corporate shareholders allowing draws up to the lesser of $6,000, or 80% of accounts receivable. The line was secured by all accounts receivable and contract rights. Interest was payable on all draws monthly. The amount due as of December 31, 2003 was $1,130. Simultaneous with the closing of the Acquisition, Paragon paid off outstanding borrowings under the line-of-credit and terminated the line-of-credit agreement.

8.    Income Taxes

        The income tax provision for Paragon, the Predecessor Company, consists of built-in gain taxes. The income tax provision for Tri-S, the Successor Company, consists of deferred federal and state tax benefits of $1,038 and current Alabama state income tax expense of $30 for the year ended December 31, 2004.

        The following is a reconciliation of income taxes for Tri-S for the year ended December 31, 2004 at statutory rates to the provision for income taxes:

Federal tax benefits computed at the statutory rate	$(900)
State tax benefits, net of federal deduction	(108)

Provision for income taxes	$(1,008)

        Net deferred tax liabilities at December 31, 2004 for Tri-S results from temporary differences associated with the following:

December 31, 2004
Deferred tax assets:
Net operating loss carry forwards	$469
Accounts receivable	200

Total deferred tax assets	669

Deferred tax liabilities:
Investment in joint venture	(2,533)
Intangible assets	(566)
Depreciation	(33)

Total deferred tax liabilities	(3,132)

Net deferred tax liabilities	$(2,463)

        Paragon used the cash basis of accounting for income taxes prior its acquisition, at which time Paragon was required to change its method to the accrual basis. Income taxes as a result of the change in method became due in four annual installments and were recorded as an adjustment of $1,423 to the purchase price of Paragon in accordance with business combination purchase accounting.

        As of December 31, 2004, the Company has net operating loss carry forwards of approximately $1,080 that will begin to expire in 2022.

9.    Lease Obligations

        Paragon leases real property under operating leases. The leases all terminate in less than one year. Rental expense for Tri-S consolidated was $108 for 2004. Rental expense for Paragon was $21 for the two months ended February 27, 2004, $112 for 2003 and $79 for 2002. Included in rental expense is $1 per month paid to two officers for rental of a building. Rental obligations to the two officers ceases on February 28, 2005. The future minimum amounts due under operating leases are $100 for 2005.

        During 2003, Paragon entered into several capital leases for vehicles. The gross amount of assets capitalized under these leases and accumulated depreciation as of December 31, 2004 is $364 and $194, respectively. Depreciation expense of Tri-S consolidated for these assets during 2004 was $95. Depreciation expense for the two months ended February 27, 2004 was $19. Depreciation expense charged for these assets during 2003 was $80.

        The total lease obligation as of December 31, 2004 for the capitalized leases and the future minimum lease payments under these leases are as follows:

Year Ending December 31,
2005	$99
2006	106

Total minimum lease payments	205
Less amount representing interest	(11)

Capital lease obligations	194
Less current portion	(91)

Long term portion	$103

10.    Common and Preferred Stock

  Tri-S Security Corporation (Successor Company)

        Immediately prior to the initial public offering of its common stock on February 9, 2005, Tri-S entered into an exchange and recapitalization agreement with all of the holders of common stock, convertible preferred stock and holders of rights to acquire common stock. Pursuant to the agreement the Company implemented a reverse stock split of all the outstanding shares of its common stock and stock options and exchanged common stock for all convertible preferred stock. The recapitalization was given retroactive treatment in the financial statements and related disclosures.

        As of December 31, 2004, Tri-S is authorized to issue 10 million shares of preferred stock with a par value of $1.00 per share. The board of directors of Tri-S is authorized, without further shareholder action, to divide any or all shares of authorized preferred stock into series and to fix and determine the designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges.

        As of December 31, 2004, Tri-S had 100,000 shares outstanding of Series A Convertible Preferred Stock, 40,000 shares outstanding of Series B Convertible Preferred Stock and 100 shares outstanding of Series C Redeemable Preferred Stock.

        Holders of the Series A Convertible Preferred Stock have no voting rights, except as otherwise required by applicable law, and no preemptive, dividend or sinking fund rights. These shares were converted into an aggregate of 242,718 shares of common stock immediately prior to the initial public offering on February 9, 2005.

        Holders of the Series B Convertible Preferred Stock have no voting rights, except as otherwise required by applicable law, and no preemptive, dividend or sinking fund rights. These shares were converted into an aggregate of 129,450 shares of common stock immediately prior to the initial public offering on February 9, 2005.

        Holders of Series C Mandatory Redeemable Preferred Stock have no voting rights, except as otherwise required by applicable law. Holders of Series C Mandatory Redeemable Preferred Stock have no preemptive, conversion or sinking fund rights. In the event of a liquidation, dissolution or winding up of the Company, holders of the Series C Preferred Shares are entitled to a liquidation preference and holders of common shares have a secondary liquidation right to the assets of the Company.

        The Series C Mandatory Redeemable Preferred Stock has a redemption value of $60,000 per share. The Company may redeem the outstanding shares of Series C Preferred Stock at any time, but must redeem all the outstanding shares of Series C Mandatory Redeemable Preferred Stock no later than February 27, 2007. The holders of the Series C Mandatory Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum).

        Tri-S is authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. The common stock does not have cumulative voting rights and no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by the Board of Directors. Tri-S has not paid any cash dividends since the inception of the Company.

  Paragon Systems, Inc. (Predecessor Company)

        As of December 31, 2003, Paragon is authorized to issue 1,000 shares of common stock with a par value of $1.00 per share. At December 31, 2003, 940 shares were issued and outstanding and 60 shares, which were reacquired in a previous year, are presented as treasury stock in the accompanying financial statements for the Predecessor Company.

  Income (Loss) Per Share

        Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        The following table sets forth the computation of the basic and diluted net income (loss) per share (share amounts in thousands):

Year ended December 31, 2004
Numerator:
Net income (loss)	$(1,640)

Denominator:
Weighted average common shares outstanding	828

Denominator for basic calculation	828
Effect of dilutive securities:
Conversion of Series A Convertible Preferred Stock	243
Conversion of Series B Convertible Preferred Stock	129
Common stock options	65
Common stock warrants	4

Denominator for diluted calculation	1,269

Basic net income (loss) per common share	$(1.98)

Diluted net income (loss) per common share	$(1.98)

        The diluted net loss per common share is anti-dilutive, consequently the diluted net loss per common share as presented on the face of the financial statements is the same as the basic net loss per common share.

11.    Stock Options and Warrants

        Non-qualified stock options for 97,087 shares of the common stock of Tri-S were granted on January 1, 2002 with an exercise price of $0.12 per share. These options vest 32,362 shares each on December 31, 2004, 2003 and 2002 and expire in October 2011. As of December 31, 2004 there have been no other options granted and there have been no options forfeited. At December 31, 2004, options for 97,087 shares were outstanding, of which all options were exercisable.

        Warrants for 16,181 shares of common stock were issued on July 27, 2004 with an exercise price of $3.09 per share. These warrants were outstanding at December 31, 2004 and will expire on February 9, 2006.

        The 2004 Stock Incentive Plan ("Stock Incentive Plan") was approved and adopted by the board of directors and shareholders on October 13, 2004. The Stock Incentive Plan is administered by the compensation committee of the board of directors in accordance with and subject to the provisions of the Stock Incentive Plan. The committee has the authority to determine all provisions of incentive awards as the committee may deem necessary or desirable and as consistent with the terms of the Stock Incentive Plan. The maximum number of shares of common stock that are available for issuance under the Stock Incentive Plan is 500,000 all of which are available for future grant. The Stock Incentive Plan will terminate at midnight no later than October 13, 2014, unless terminated earlier by action of the board of directors.

        The Stock Incentive Plan provides for the grants of incentive awards to eligible participants, including employees, officers, directors, consultants and independent contractors. These awards include options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code, non-qualified options, restricted stock awards, and stock bonuses.

        The per share price to be paid by a participant upon exercise of an option is determined by the committee at the time of the option grant, provided that the exercise price for incentive stock options must be equal to the fair market value of common stock on the date of grant and 110% of the fair market value if, at the time the incentive stock option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company. An option will become exercisable at such times and in such installments as may be determined by the committee in its sole discretion at the time of grant, provided that no option may be exercisable after 10 years from its date of grant.

        Restricted stock awards are awards of common stock granted to a recipient which are subject to restrictions on transferability and the risk of forfeiture. The committee may impose such restrictions or conditions to the vesting of restricted stock awards, including that the participant remain in the continuous employ or service of the Company for a specified period of time or that the participant or the Company satisfy specified performance goals or criteria.

        Stock bonuses are awards of common stock that are not subject to any restrictions other than, if imposed by the committee, restrictions on transferability. Stock bonuses are subject to such terms and conditions as may be determined by the committee.

12.    Contingencies

        The Company is involved in various legal proceedings, including employee discrimination suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceedings, individually or in the aggregate, which could have a material effect on the financial condition, results of operations or cash flows of the Company.

13.    Subsequent Events

        On February 9, 2005, the Company completed an initial public offering of 1,800,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. After underwriting fees and before other costs of the public offering, the Company received proceeds of $9,592. As of December 31, 2004, the Company had accrued or paid $633 in costs for the public offering. Additionally, the Company incurred approximately $125 of public offering costs subsequent to December 31, 2004. On March 17, 2005, the underwriters exercised their option to purchase 270,000 additional units. After underwriting fees, the Company received proceeds of $1,487 from the additional units.

        Incident with the public offering, holders of the Company's existing common stock before the public offering, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock exchanged their shares for a total of 1,200,000 shares of the Company's common stock. Also, 15,000 shares of the Company's common stock were issued to a current shareholder of the Company and 20,000 shares of the Company's common stock were issued to former shareholders of Paragon Systems.

After the initial public offering, 3,305,000 shares of the Company's common stock were issued and outstanding.

14.    Selected Quarterly Financial Data (Unaudited)

        The following table sets forth, for each quarter in the last two fiscal years, selected data from our statements of operations. The operations of Tri-S prior to February 27, 2004 are combined with the operations of Paragon for all periods presented. Paragon was an S corporation and not subject to income taxes prior to the Acquisition. Pro forma income taxes are provided for Paragon at 38% of income or loss before income taxes for periods prior to the Acquisition.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$7,283	$7,468	$7,682	$7,697
Gross profit (loss)	$565	$321	$446	$(127)
Net income attributable to common shareholders	$(55)	$(403)	$(311)	$(952)
Diluted net earnings per share attributable to common shareholders	$(0.07)	$(0.49)	$(0.38)	$(1.15)
2003
Revenue	$7,223	$6,790	$7,753	$7,629
Gross profit	$679	$559	$519	$417
Net income attributable to common shareholders	$198	$125	$24	$(136)
Diluted net earnings per share attributable to common shareholders	$0.19	$0.12	$0.02	$(0.16)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION
By:	/s/ RONALD G. FARRELL Ronald G. Farrell Chairman of the Board and Chief Executive Officer
Date: March 30, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RONALD G. FARRELL Ronald G. Farrell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
/s/ E. WAYNE STALLINGS E. Wayne Stallings	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005
/s/ JAMES M. LOGSDON James M. Logsdon	Director	March 30, 2005
/s/ L.K. TOOLE L.K. Toole	Director	March 30, 2005
/s/ JAMES A. VERBRUGGE James A. Verbrugge	Director	March 30, 2005

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Initial Public Offering.	Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 (No. 333-119737).
2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-119737).
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-119737).
3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.1	Form of Representative's Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.2	Form of Representative's Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (No. 333-119737).
4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.1	Factoring and Security Agreement dated as of February 27, 2004, between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.2	Assignment of Contract Proceeds dated as of February 27, 2004, between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.3	Assignment of Factoring Credit Balances dated as of July 27, 2004, among Paragon Systems, Inc., LSQ Funding Group, L.L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-119737).

10.4	Promissory Note dated July 27, 2004, made by Paragon Systems, Inc. in favor of BRE LLC in principal amount of $400,000.	Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.5	Security Agreement dated July 27, 2004, between Paragon Systems, Inc. and BRE LLC.	Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.6	Agreement Regarding Notes and Preferred Shares dated as of September 29, 2004, among the Company, Paragon Systems, Inc., Harold Bright, Charles Keathley, Robert Luther and John Wilson.	Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.7	Letter Agreement dated October 6, 2004, between the Company, Paragon Systems, Inc., Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.8	Consent Agreement to Extend Promissory Notes dated as of September 7, 2004 among the Company, Paragon Systems, Inc., Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.9	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in the principal amount of $526,900.	Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.10	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Charles Keathley in principal amount of $2,983,750.	Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.11	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Robert Luther in principal amount of $1,462,450.	Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.12	Promissory Note dated February 24, 2004, made by the Company in favor of Tom Wilson in the principal amount of $526,900	Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.13
	Amended and Restated Promissory Note dated September 29, 2004, made by Paragon Systems, Inc. in favor of Charles Keathley, both individually and as agent for Robert Luther, Harold Bright and John Wilson, in principal amount of $706,507.	Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.14	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.15	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.16	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in principal amount of $143,700.	Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-119737).

10.17	Promissory Note dated February 24, 2004, made by the Company in favor of Charles Keathley in principal amount of $813,750.	Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.18	Promissory Note dated February 24, 2004, made by the Company in favor of Robert Luther Bright in principal amount of $398,850.	Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.19	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in principal amount of $143,700.	Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.20	Security Agreement dated February 24, 2004, between the Company and Harold Bright.	Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.21	Security Agreement dated February 24, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.22	Security Agreement dated February 24, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.23	Security Agreement dated February 24, 2004, between the Company and John Wilson.	Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.24	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.25	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Allbritten. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.26	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Harold Bright. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.27	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Carla J. Cilyok. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.28	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Keathley. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.29	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Robert N. Luther. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.30	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and John T. Wilson. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (No. 333-119737).

10.31
	Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company's outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.32	Office Lease Agreement dated November 2003, between Paragon Systems, Inc. and Southpark Office Centre.	Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.33	Lease Agreement dated October 7, 2003, between Paragon Systems, Inc. and Gwen Reed for 2319 Market Place, Huntsville, Alabama.	Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.34	Lease Agreement dated October 7, 2003, between Paragon Systems, Inc. and Gwen Reed for 3317 Triana Boulevard, Huntsville, Alabama.	Incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.35	Office Services Agreement, between the Company and Interactive Offices Mansell, LLC.	Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.36	Building Lease Agreement dated June 29, 1996, between Paragon Systems, Inc. and Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.37	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.38	Agreement dated December 16, 2003 among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.39	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.40	Agreement dated December 1, 2003 between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.41	Joint Venture limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.42	2004 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.43	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.44	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (No. 333-119737).

10.45	Federal Government Contract #DAAH01-00-C-0057.	Incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.46	Federal Government Contract #TFTC-00-22, as amended.	Incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.47	Federal Government Contract #DTCG-84-01-N-AA8002, as amended.	Incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.48	Federal Government SubContract #DASG60.	Incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.49	Federal Government Contract ####-##-####, as amended.	Incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.50	Federal Government Contract #DTCG84-03-F-3N4005.	Incorporated by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.51	Federal Government Contract #NS-7790.	Incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.52	Federal Government Contract #600-00-60012.	Incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.53	Federal Government Contract #0600-03-60006.	Incorporated by reference to Exhibit 10.53 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.54	Federal Government Contract #DACW38-03-D-0002.	Incorporated by reference to Exhibit 10.54 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.55	Federal Government Contract #GS-07F-0418K, as amended.	Incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.56	Federal Government Contract #GS-07F-0418K, as amended.	Incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.57	Federal Government Contract #AFR-RHG-05-C-001.	Incorporated by reference to Exhibit 10.57 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.58	Form of Market Stand-Off Agreement.	Incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.59	Consulting Agreement dated March 25, 2002 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.59 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.60	Employment Agreement dated March 25, 2002 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-1 (No. 333-119737).

10.61	Letter Agreement dated December 7, 2004 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.61 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.62	Letter Agreement dated November 30, 2004 among the Company, Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.62 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.63	Letter Agreement dated December 14, 2004 among the Company, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.64	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.65	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-1 (No. 333-119737).
10.66	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company's Registration Statement on Form S-1 (No. 333-119737).
21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (No. 333-119737).
23.1	Consent of Miller Ray & Houser LLP (Tri-S Security Corporation).	Filed herewith.
23.2	Consent of Miller Ray & Houser LLP (Paragon Systems, Inc.).	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company's Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company's Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company's Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company's Chief Financial Officer.	Filed herewith.

QuickLinks

PART I
Note Regarding Forward-Looking Statements
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4.5 Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Summary Compensation Table
Option Grants in Last Fiscal Year
Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Beneficial Ownership
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Tri-S Security Corporation and Subsidiary Balance Sheets (In thousands, except per share data)
Tri-S Security Corporation and Subsidiary Statements of Operations (In thousands, except per share data)
Tri-S Security Corporation and Subsidiary Statements of Shareholders' Equity (Deficit) (In thousands)
Tri-S Security Corporation and Subsidiary Statements of Cash Flows (In thousands)
Tri-S Security Corporation and Subsidiary Notes to Financial Statements (dollars in thousands, except per share data)
SIGNATURES
EXHIBIT INDEX