Form 10-Q
period 2005-03-31
TRI-S SECURITY CORP
filed 2005-05-12
CIK 1304901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from           to

Commission file number 0-51148

TRI-S SECURITY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

GEORGIA	30-0016962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3700 Mansell Road, Suite 220, Alpharetta, Georgia 30022

(Address of Principal Executive Offices)

(770) 625-4945

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐.

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒.

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 11, 2005: 3,323,700.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2005

Tri-S Security Corporation and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,853	$313
Trade accounts receivable, net	4,782	5,312
Deferred initial public offering costs	—	633
Deferred income taxes	200	200
Prepaid expenses and other assets	974	178

Total current assets	7,809	6,636

Property and equipment, less accumulated depreciation	262	325
Note receivable - officer	102	100
Investment in joint venture	6,265	6,665
Investment in government contracts, net	1,073	1,172
Non compete agreements, net	304	318
Deferred loan cost, net	—	18
Goodwill	7,747	7,747

Total assets	$23,562	$22,981

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$139	$351
Accrued salaries	1,022	774
Payroll and payroll withholding taxes	295	347
Accrued vacation	682	612
Accrued interest expense	—	316
Accrued interest on preferred stock subject to mandatory redemption	25	250
Other accrued expenses	1,275	689
Income taxes payable	572	212
Short-term notes payable	1,736	10,798
Current portion of capital lease obligations	92	91

Total current liabilities	5,838	14,440

Other liabilities:
Capital lease obligations, less current portion	78	103
Income taxes payable	704	1,056
Deferred income taxes	2,381	2,663
Series C preferred stock subject to mandatory redemption	6,000	6,000

Total liabilities	15,001	24,262

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Series A convertible preferred stock 100,000 shares issued and outstanding	—	460
Series B convertible preferred stock, 40,000 shares issued and outstanding	—	196
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,285,000 and 827,832 shares issued and outstanding at March 31, 2004 and December 31, 2005, respectively	3	1
Additional paid-in capital	11,050	115
Retained earnings (deficit)	(2,492)	(2,053)

Total stockholders’ equity (deficit)	8,561	(1,281)

Total liabilities and stockholders’ equity (deficit)	$23,562	$22,981

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

			Predecessor Basis
			Paragon Systems, Inc.
	Three Months	Three Months	January 1, 2004
	Ended	Ended	to
	March 31 2005	March 31 2004	February 27, 2004

Revenues	$7,979	$2,578	$4,705

Cost of revenues:
Direct labor	4,216	1,264	2,481
Indirect labor and labor related costs	3,002	720	1,892
Other contract support costs	318	110	221
Amortization of government contracts	95	30	—
	7,631	2,124	4,594
Gross profit	348	454	111

Selling, general and administrative	678	213	230
Operating income (loss)	(330)	241	(119)

Other income (expense):
Interest income	12	1	—
Interest expense	(315)	(174)	(11)
Interest on preferred stock subject to mandatory redemption	(75)	(25)	—
	(378)	(198)	(11)

Income (loss) before income taxes	(708)	43	(130)

Income tax expense (benefit)	(269)	16	—

Net income (loss)	$(439)	$27	$(130)

Pro forma income tax expense (benefit)			(49)

Proforma net income (loss)			$(81)

Basic net income (loss) per common share	$(0.19)	$0.03
Diluted net income (loss) per common share	$(0.19)	$0.02
Basic weighted average number of common shares	2,358	825
Diluted weighted average number of common shares	2,459	1,262

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months	Three Months	For the period
	Ended	Ended	January 1, 2004 to
	March 31 2005	March 31 2004	February 27, 2004

Cash flow from operating activities:
Net income (loss)	$(439)	$27	$(130)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	194	70	28
Deferred income tax benefits	(282)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	530	1,098	(1,161)
Prepaid expenses and other assets	(796)	15	(499)
Trade accounts payable	(212)	(363)	62
Accrued salaries	248	(36)	(59)
Payroll and payroll withholding taxes	(52)	(160)	226
Accrued vacation	70	17	85
Accrued interest expense	(316)	47	—
Accrued interest on redeemable preferred stock	(225)	25	—
Other accrued expenses	584	(294)	692
Income taxes payable	8	(38)	(111)

Net cash provided (used) by operating activities	(688)	408	(867)

Cash flow from investing activities:
Acquisition of subsidiary	—	(2,300)	—
Proceeds from investment in joint venture	400	—	715

Net cash provided (used) by investing activities	400	(2,300)	715

Cash flow from financing activities:
Proceeds from initial public offering	11,079	—	—
Proceeds (repayments) of short-term notes	(9,062)	2,902	(405)
Proceeds (repayments) of capital lease obligations	(24)	(7)	(13)
Deferred initial public offering costs	(165)	—	—
Loan costs	—	(120)	—

Net cash provided (used) by financing activities	1,828	2,775	(418)

Net increase (decrease) in cash and cash equivalents	1,540	883	(570)
Cash and cash equivalents at beginning of period	313	102	846
Cash and cash equivalents at end of period	$1,853	$985	$276

Supplemental disclosures of cash flow information:
Interest paid	$931	$148	$6
Income taxes paid	$6	$54	$—

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1.              Unaudited Financial Statements

The accompanying financial statements are unaudited and have been prepared by the management of Tri-S Security Corporation and subsidiary (the “Company”, “Tri-S” or “we”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of our management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of the financial position, results of operations and cash flows, have been included.  For further information, refer to our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (the “Annual Report”).  Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.

2.              Income Taxes

We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss carry forwards.

3.              Initial Public Offering

On February 9, 2005, we commenced an underwritten initial public offering of 1,800,000 units (plus up to an additional 270,000 units subject to the exercise of the underwriters’ over-allotment option), with each unit (a “Unit”) consisting of one share of our common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, at an initial offering price per Unit of $6.00 (the “Initial Public Offering”).  The Initial Public Offering closed with respect to the initial 1,800,000 Units on February 14, 2005 and with respect to the additional 270,000 Units on March 17, 2005. The aggregate net proceeds to us from the Initial Public Offering were approximately $11,079,000 after underwriting discounts and commissions, offering expenses and consulting fees.  As of December 31, 2004, we had accrued or paid $633,000 in aggregate costs for the Initial Public Offering.  Since December 31, 2004, we have accrued or paid an additional $165,000 in aggregate costs for the Initial Public Offering.

4.              Acquisition of Paragon Systems, Inc.

On February 27, 2004, Tri-S acquired (the “Acquisition”) all of the outstanding capital stock of Paragon Systems, Inc., an Alabama corporation with offices located in Huntsville, Alabama (“Paragon Systems”).  At the closing of the Acquisition, we: (i) paid $10.0 million, of which $2.3 million was paid in cash and $7.7 million was paid through the issuance of promissory notes (the “Paragon Notes”) to the former shareholders of Paragon Systems; and (ii) issued 100 shares of our Series C Redeemable Preferred Stock, with an aggregate redemption value of $6.0 million. After the completion of the Initial Public Offering, we paid the outstanding principal of the Paragon Notes and all unpaid, accrued interest thereon. We are obligated to redeem the outstanding shares of Series C Redeemable Preferred Stock by February 27, 2007.

5.              Common and Preferred Stock

On February 7, 2005, we effected an exchange and recapitalization (the “Exchange and Recapitalization”) of all the outstanding shares of our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and all rights to acquire our Common Stock pursuant to an Exchange and Recapitalization Agreement dated November 19, 2004 among the Company and all of the holders of the outstanding Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the holders of all rights to acquire Common Stock. As a result of the Exchange and Recapitalization, all of the outstanding shares of Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were exchanged for an aggregate of 1,200,000 shares of Common Stock.  The Exchange and Recapitalization was given retroactive treatment in the financial statements and related disclosures.

As of March 31, 2005, we are authorized to issue ten million shares of our preferred stock, par value $1.00 per share (the “Preferred Stock”).  Our Board of Directors is authorized, without further shareholder action, to divide any or all shares of authorized Preferred Stock into series and to fix and determine the designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges.

As of December 31, 2004, we had outstanding 100,000 shares of Series A Convertible Preferred Stock, 40,000 shares of Series B Convertible Preferred Stock and 100 shares of Series C Redeemable Preferred Stock.

The shares of Series A Convertible Preferred Stock have no voting rights, except as otherwise required by applicable law, and no preemptive, dividend or sinking fund rights. In the Exchange and Recapitalization, all of the outstanding shares of Series A Convertible Preferred Stock were exchanged for an aggregate of 242,718 shares of Common Stock.

The shares of Series B Convertible Preferred Stock have no voting rights, except as otherwise required by applicable law, and no preemptive, dividend or sinking fund rights. In the

Exchange and Recapitalization, all of the outstanding shares of Series B Convertible Preferred Stock were exchanged for an aggregate of 129,450 shares of Common Stock.

The shares of Series C Redeemable Preferred Stock have no voting rights, except as otherwise required by applicable law, and no preemptive, conversion or sinking fund rights. In the event of a liquidation, dissolution or winding up of the Company, holders of the Series C Redeemable Preferred Stock are entitled to a liquidation preference and the holders of shares of Common Stock have a secondary liquidation right to the assets of the Company.

The Series C Redeemable Preferred Stock has a redemption value of $60,000 per share. We may redeem the outstanding shares of Series C Redeemable Preferred Stock at any time, but must redeem all the outstanding shares of Series C Redeemable Preferred Stock no later than February 27, 2007. The holders of the Series C Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 5% of the redemption value per annum (or $300,000 per share per annum).

We are authorized to issue 25 million shares of Common Stock. The holders of Common Stock are entitled to one vote per share on all matters. The Common Stock does not have cumulative voting rights.  Each share of Common Stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by our Board of Directors. We have never paid any cash dividends on the Common Stock.

6.              Contingencies

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

7.              Investment in Joint Venture

We own a 10% equity interest in Army Fleet Support, LLC (“Army Fleet Support”), which provides all logistics support for U.S. Army Aviation training at Fort Rucker, Alabama.  We account for our 10% interest in Army Fleet Support on a cost basis because we do not exercise significant influence over Army Fleet Support’s operating or financial activities.  We record cash distributions received from Army Fleet Support as reductions of our investment in Army Fleet Support.  In January and April 2005, we received cash distributions of $400,000 and $309,000, respectively, with respect to our interest in Army Fleet Support.

8.              Subsequent Event

On April 20, 2005, Paragon Systems entered into a new Factoring and Security Agreement with LSQ Funding Group, L.L.C. (“LSQ”) which amends Paragon Systems’ existing factoring agreement with LSQ to increase Paragon Systems’ available credit line to $6.5 million and to decrease the effective borrowing rate on such credit line.

Item 2:                                                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Quarterly Report”) contains, and other reports or materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are loss of customers, failure of customers to renew or extend existing contracts for security guard services and the risk factors detailed from time to time in our periodic reports and registration statements filed with the SEC.  All forward-looking statements are made pursuant to the PSLRA and as such speak only as of the date made.

The results of operations presented or discussed below are based on historical results for the Company.  Historical amounts for the three months ended March 31, 2004 and the period from January 1, 2004 to February 27, 2004 for Paragon Systems prior to the Acquisition are combined for presentation and discussion purposes.

Paragon Systems was formerly a subchapter S corporation and, consequently, pro forma income tax expense and pro forma net income are presented on the face of the historical statements for the period from January 1, 2004 to February 27, 2004.  The adjustments include only taxes at a statutory rate of 38%.

Overview

We provide contract guard services to various Federal government agencies.  These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and prevention of sabotage, terrorist and criminal activities.  In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising security guards deployed to the Federal agencies served as well as paying all guards and providing them with uniforms, employee benefits and workers’ compensation insurance.  We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue increased $696,000 to $7.9 million, or 9.6%, for the three months ended March 31, 2005, compared to revenue of $7.3 million for the three months ended March 31, 2004.  The increase in revenue resulted primarily from: (i) one new contract under which we started operations on October 1, 2004; (ii) additional services which were requested by the Federal Emergency Management Agency under a contract that we manage for the Department of Homeland Security primarily relating to hurricane Ivan which affected the Mobile, Alabama area in September 2004 ($173,000); and (iii) existing contract cost increases which we are now allowed to bill to government agencies ($458,000).

Cost of revenue increased $913,000 to $7.6 million, or 13.6%, for the three months ended March 31, 2005, compared to cost of revenue of $6.7 million for the three months ended March 31, 2004.  Amortization of our investment in government contracts accounts for $65,000 of the increased cost and the new contract which started on October 1, 2004 accounts for another $56,000.  The remaining $792,000 of increased cost of managing our government contracts relates to previously existing contracts.  Labor and labor related cost of the previously existing contracts increased by $805,000, offset by a reduction in other contract support cost of $13,000.  Our contracts with government agencies generally allow us to invoice certain increased cost to our government agency customers.  We have not been allowed to invoice one of our customers, the Department of Homeland Security, for all of our cost of providing additional services to it relating to hurricane Ivan.  The increased cost incurred by us during the three months ended March 31, 2005 due to providing assistance relating to hurricane Ivan which we were not allowed to recover totals $35,000 in travel expenses.  We intend to file a claim with the Department of Homeland Security to recover these additional expenses.  In addition to the increased costs relating to hurricane Ivan, we have not been allowed to invoice certain of our increased labor costs relating to contracts with Department of Homeland Security even though our contracts with Department of Homeland Security provide for us to recover these increased labor costs.  For the three months ended March 31, 2005, this amounts to approximately $55,000.  We intend to file a claim with the Department of Homeland Security to recover these costs plus similar costs for 2004 that we have not been allowed to invoice.  Our gross profit on our contract with the Social Security Administration is $103,000 less for the three months ended March 31, 2005 than the gross profit for the three months ended March 31, 2004.  This primarily relates to increased cost of our labor that we were not able to pass on to the Social Security Administration.  We are in the initial stages of evaluating our options as they relate to this contract.

Our gross profit decreased by $217,000 for the three months ended March 31, 2005.  This decrease is primarily attributable to increased amortization of government contracts of $65,000 and to an increase in the cost of providing guard services of $174,000 that we were not able to invoice to our government agency customers.  The increase in the cost of providing guard services primarily relates to two contracts with the Department of Homeland Security and one with the Social Security Administration.

Selling, general and administrative expenses increased $235,000 to $678,000, or 53%, for the three months ended March 31, 2005 compared to $443,000 for the three months ended March 31, 2004.  The increase in costs for three months ended March 31, 2005 is attributable primarily to costs associated with the corporate office of Tri-S.  In the three months ended March 31, 2005, corporate office expense includes the cost of additional staff and other costs related to, and legal, accounting and other professional fees associated with, being a public company.  There were no similar costs incurred for the three months ended March 31, 2004.

Interest expense increased $180,000 to $390,000 for the three months ended March 31, 2005 compared to interest expense of $210,000 for the three months ended March 31, 2004.  Interest expense of $390,000 and $210,000 for the three months ended March 31, 2005 and 2004, respectively, is almost entirely related to the Acquisition.  In February 2005, we completed our Initial Public Offering and received proceeds therefrom before expenses of $11.1 million.  We used the proceeds from the Initial Public Offering to pay the Paragon Notes and to pay down the liability to the Company’s factor.  In connection with the Acquisition, Paragon Systems entered into a factoring agreement with LSQ to finance a portion of the purchase price of Paragon Systems.  It is anticipated that paying the Paragon Notes and the reduction of our obligation to LSQ will significantly reduce interest expense in future periods.  Interest expense relating to the Series C Reedemable Preferred Stock will continue to accrue interest at the rate of $25,000 per month.

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Paragon Systems used the cash basis of accounting for income taxes prior to the Acquisition on February 27, 2004.  Pro forma income tax benefit at 38% is presented for comparative purposes.  Even though Tri-S has a net operating loss carry forward of approximately $1.8 million, we have recognized a deferred income tax benefit for the net operating loss carry forward because we anticipate reporting income before income taxes in future periods.  In addition, cash distributions received from Army Fleet Support are taxable.  We received cash distributions of $400,000 and $309,000 from Army Fleet Support in January 2005 and April 2005, respectively.

Liquidity and Capital Resources

Our current financial condition has been significantly influenced by four factors: (i) the successful completion of the Initial Public Offering; (ii) payment of the Paragon Notes; (iii) cash distributions received from Army Fleet Support; and (iv) reduction in our gross profit primarily attributable to three non-profitable contracts with Federal government agencies.

On February 9, 2005, we successfully completed the Initial Public Offering and realized proceeds of $11.1 million. After paying the Paragon Notes totaling $7.7 million, paying $165,000 in additional costs of the Initial Public Offering and paying down our obligation to our factor, we retained approximately $1.9 million to fund working capital, pay down other debt obligations, expand our operations and use for general corporate purposes.

We received $400,000 and $309,000 in cash distributions from our investment in Army Fleet Support in January 2005 and April 2005, respectively.  We anticipate receiving similar quarterly distributions from Army Fleet Support over the next twelve months.  We intend to use these cash distributions to make acquisitions, meet our income tax obligations resulting from the conversion of Paragon Systems from an “S” corporation to a “C” corporation for income tax purposes and for other general corporate purposes.

We reported cash out flow of $688,000 from operating activities for the three months ended March 31, 2005.  This results primarily from two factors: (i) payment of interest due on the Paragon Notes; and (ii) operating losses relating to three government contracts.  Interest payments during the three months ended March 31, 2005 totaled $706,000.  On April 20, 2005, Paragon Systems executed a new agreement with our factor, LSQ, which should significantly reduce the cost of funds provided by LSQ for working capital purposes.  We anticipate that the terms of the new agreement in combination with reduced borrowing will reduce our interest expense by approximately $450,000 for 2005 compared to 2004.  Operating losses on three of our government contracts totaled $232,000.  We are currently negotiating with the Department of Homeland Security to eliminate our operating losses on two of the contracts and to recover certain costs in prior years that should be covered based on terms of our contracts with the Department of Homeland Security.

Item 3:                                                          Quantitative and Qualitative Disclosures about Market Risk

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

Our factoring facility with LSQ has a funds usage fee which varies with the prime rate. Accordingly, if we sell our accounts receivable to LSQ and such accounts remain unpaid, then any increase in the prime rate will increase the funds usage fee we owe on such unpaid accounts and, therefore, reduce our earnings.

Item 4:                                                          Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2005, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2005, we issued 15,000 shares of Common Stock to Douglas Ball pursuant to that certain Letter Agreement between the Company and Mr. Ball. On April 8, 2005, we issued 8,700 shares of Common Stock to a public relations firm in exchange for services rendered by the firm to us. The shares of Common Stock issued by us on such dates were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.  The Company based such reliance upon factual representations made by the recipients of the shares to us regarding the recipients’ investment intent and sophistication, among other things.

In connection with our Initial Public Offering, on February 8, 2005, the SEC declared effective our Registration Statement on Form S-1 (No. 333-119737), as amended (the “Registration Statement”). Pursuant to the Registration Statement, we registered under the Securities Act the sale and issuance of 1,800,000 Units, plus an additional 270,000 Units underlying the underwriters' over-allotment option. Each Unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock. The initial public offering price of the Units was $6.00 per Unit. The managing underwriters of the offering were Capital Growth Financial, LLC and Bathgate Capital Partners LLC.

Our Initial Public Offering commenced on February 9, 2005. The initial 1,800,000 Units were sold to underwriters at a price of $5.52 per Unit at the closing of the offering on February 14, 2005. On March 15, 2005, the underwriters exercised their over-allotment option to purchase the additional 270,000 Units. The additional 270,000 Units were sold to the underwriters at a price of $5.52 per Unit at the closing of the over-allotment option on March 17, 2005. All of the Units were sold by us. There were no selling shareholders in the offering.

The aggregate gross proceeds from the Units sold, including the Units sold pursuant to the exercise of the underwriters' over-allotment option, were approximately $12.4 million. The aggregate net proceeds to us were approximately $10.3 million after deducting approximately $2.1 million in underwriting discounts and commissions, offering expenses and consulting fees.

We used approximately $8.1 million of the net proceeds to repay the Paragon Notes, $300,000 to pay the accrued interest due on our Series C Redeemable Preferred Stock and $1.9 million to fund working capital, pay down other debt obligations, expand our operations and use for general corporate purposes.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On January 22, 2005, we held our 2005 annual meeting of shareholders at which meeting our shareholders took the following actions to adjust the terms of office of the directors of the Company as approved by our shareholders on October 13, 2004:

(i)                                     elected James M. Logsdon to serve as a Class I director, commencing upon the effectiveness of the Registration Statement and until our 2006 annual meeting of shareholders and until his successor is elected and qualified or until his earlier death, resignation or removal;

(ii)                                  elected James A. Verbrugge to serve as a Class II director, commencing upon the effectiveness of the Registration Statement and until our 2007 annual meeting of shareholders and until his successor is elected and qualified or until his earlier death, resignation or removal; and

(iii)                               elected each of Ronald G. Farrell and Lee K. Toole to serve as a Class III director, commencing upon the effectiveness of the Registration Statement and until our 2008 annual meeting of shareholders and until their successors are elected and qualified or until their earlier death, resignation or removal.

The election of each of the directors of the 2005 annual meeting of shareholders received the approval of shareholders holding 2,500,000 shares of Common Stock, which constituted a majority of the outstanding shares of Common Stock entitled to vote.  No votes were withheld or abstained with respect to the election of such directors.

Item 6.                                                           Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: May 11, 2005	/s/ Ronald G. Farrell
Ronald G. Farrell

Chief Executive Officer

(duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

10.1                           Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 26, 2005).

10.2                           Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737)).

10.3                           Summary of Board Compensation.

10.4         Federal Government Contract # DAAH 01-00-C-0057, as amended.

31.1         Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2         Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1         Section 1350 Certification by the Company’s Chief Executive Officer.

32.2         Section 1350 Certification by the Company’s Chief Financial Officer.