Form 10-Q
period 2005-06-30
TRI-S SECURITY CORP
filed 2005-08-10
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 0-51148

TRI-S SECURITY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

GEORGIA	30-0016962
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 5, 2005: 3,323,700.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2005

INDEX

		Page No.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended July 30, 2005 and 2004	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004 and for the Period From January 1, 2004 to February 27, 2004	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Period From January 1, 2004 to February 27, 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signature Page		18

Exhibit Index		19

Tri-S Security Corporation and Subsidiary

Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,425	$313
Trade accounts receivable, net	5,742	5,312
Deferred initial public offering costs	—	633
Refundable income taxes	140	140
Deferred income taxes	200	200
Prepaid expenses and other assets	864	178

Total current assets	8,371	6,776

Property and equipment, less accumulated depreciation	220	325
Note receivable - officer	105	100
Investment in joint venture	5,810	6,665
Investment in government contracts, net	990	1,172
Non compete agreements, net	273	318
Deferred loan cost, net	—	18
Goodwill	7,747	7,747

Total assets	$23,516	$23,121

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$49	$351
Accrued salaries and wages	1,399	774
Payroll and payroll withholding taxes	296	347
Accrued vacation	639	612
Accrued interest expense	—	316
Accrued interest on preferred stock subject to mandatory redemption	100	250
Other accrued expenses	925	689
Note payable to financial institution	1,716	3,092
Short-term notes payable	—	7,706
Current portion of capital lease obligations	91	91

Total current liabilities	5,215	14,228

Other liabilities:
Capital lease obligations, less current portion	57	103
Deferred income taxes	3,721	4,071
Series C preferred stock subject to mandatory redemption	6,000	6,000

Total liabilities	14,993	24,402

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized Series A convertible preferred stock 100,000 shares issued and outstanding	—	460
Series B convertible preferred stock, 40,000 shares issued and outstanding	—	196
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,323,700 and 827,832 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	1
Additional paid-in capital	11,145	115
Retained earnings (deficit)	(2,625)	(2,053)

Total stockholders’ equity (deficit)	8,523	(1,281)

Total liabilities and stockholders’ equity (deficit)	$23,516	$23,121

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Revenues	$7,745	$7,468

Cost of revenues:
Direct labor	4,122	4,150
Indirect labor and labor related costs	2,502	2,635
Other contract support costs	281	273
Amortization of government contracts	87	88
	6,992	7,146
Gross profit	753	322

Selling, general and administrative	793	454
Operating income (loss)	(40)	(132)

Other income (expense):
Interest income	9	2
Interest expense	(108)	(446)
Interest on preferred stock subject to mandatory redemption	(75)	(75)
	(174)	(519)

Income (loss) before income taxes	(214)	(651)

Income tax expense (benefit)	(81)	(249)

Net income (loss)	$(133)	$(402)

Pro forma income tax expense (benefit)

Proforma net income (loss)

Basic net income (loss) per common share	$(0.04)	$(0.49)
Diluted net income (loss) per common share	$(0.04)	(0.49)
Basic weighted average number of common shares	3,315	828
Diluted weighted average number of common shares	3,376	1,265

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations

Unaudited

(In thousands, except per share data)

			Predecessor Basis
			Paragon Systems, Inc.
	Six Months	Six Months	January 1, 2004
	Ended	Ended	to
	June 30, 2005	June 30, 2004	February 27, 2004

Revenues	$15,724	$10,046	$4,705

Cost of revenues:
Direct labor	8,338	5,414	2,481
Indirect labor and labor related costs	5,504	3,355	1,892
Other contract support costs	599	383	221
Amortization of government contracts	182	118	—
	14,623	9,270	4,594
Gross profit	1,101	776	111

Selling, general and administrative	1,471	667	230
Operating income (loss)	(370)	109	(119)

Other income (expense):
Interest income	21	3	—
Interest expense	(423)	(618)	(11)
Interest on preferred stock subject to mandatory redemption	(150)	(102)	—
	(552)	(717)	(11)

Income (loss) before income taxes	(922)	(608)	(130)

Income tax expense (benefit)	(350)	(233)	—

Net income (loss)	$(572)	$(375)	$(130)

Pro forma income tax expense (benefit)			(49)

Proforma net income (loss)			$(81)

Basic net income (loss) per common share	$(0.18)	$(0.45)
Diluted net income (loss) per common share	$(0.18)	(0.45)
Basic weighted average number of common shares	3,192	828
Diluted weighted average number of common shares	3,289	1,265

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Cash Flows

Unaudited

(In thousands)

	Six Months	Six Months	For the period
	Ended	Ended	January 1, 2004 to
	June 30, 2005	June 30 2004	February 27, 2004

Cash flow from operating activities:
Net income (loss)	$(572)	$(375)	$(130)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	340	213	28
Deferred income tax benefits	(350)	(233)	—
Common shares issued in exchange for services	95	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(430)	1,294	(1,161)
Prepaid expenses and other assets	(686)	138	(499)
Trade accounts payable	(302)	10	62
Accrued salaries	625	576	(59)
Payroll and payroll withholding taxes	(51)	(87)	226
Accrued vacation	27	107	85
Accrued interest expense	(316)	172	—
Accrued interest on redeemable preferred stock	(150)	102	—
Other accrued expenses	231	(1,068)	692
Income taxes payable	—	(223)	(111)

Net cash provided (used) by operating activities	(1,539)	626	(867)

Cash flow from investing activities:
Acquisition of subsidiary	—	(2,300)	—
Proceeds from sale of property and equipment	10	—	—
Purchase of property and equipment	—	(5)	—
Proceeds from investment in joint venture	855	149	715

Net cash provided (used) by investing activities	865	(2,156)	715

Cash flow from financing activities:
Proceeds from initial public offering	11,079	—	—
Proceeds (repayments) of short-term notes	(9,082)	1,691	(405)
Proceeds (repayments) of capital lease obligations	(46)	(34)	(13)
Deferred initial public offering costs	(165)	—	—
Loan costs	—	(120)	—

Net cash provided (used) by financing activities	1,786	1,537	(418)

Net increase (decrease) in cash and cash equivalents	1,112	7	(570)
Cash and cash equivalents at beginning of period	313	102	846
Cash and cash equivalents at end of period	$1,425	$109	$276

Supplemental disclosures of cash flow information:
Interest paid	$1,039	$548	$6
Income taxes paid	$6	$223	$—

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.     Unaudited Financial Statements

The accompanying financial statements are unaudited and have been prepared by management of Tri-S Security Corporation, a Georgia corporation, and Subsidiary (the “Company” or “Tri-S” or “we”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included.  For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (the “Annual Report”).  Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.  Certain balance sheet items as of December 31, 2004 have been reclassified to conform to the presentation as of June 30, 2005.

2.     Income Taxes

We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss carry forwards.

3.     Initial Public Offering

On February 9, 2005, we commenced an underwritten initial public offering of 1,800,000 units (plus up an additional 270,000 units subject to the exercise of the underwriters’ over-allotment option), with each unit (a “Unit”) consisting of one share of our common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, at an initial offering price per Unit of $6.00 (the “Initial Public Offering”).  The Initial Public Offering closed with respect to the initial 1,800,000 Units on February 14, 2005 and with respect to the additional 270,000 Units on March 17, 2005.  The aggregate net proceeds to us from the Initial Public Offering were approximately $11,079,000 after underwriting discounts and commissions, offering expenses and consulting fees.  As of December 31, 2004, we had accrued or paid $633,000 in aggregate costs for the Initial Public Offering.  Since December 31, 2004, we

have accrued or paid an additional $165,000 in aggregate costs for the Initial Public Offering.

4.     Acquisition of Paragon Systems, Inc.

On February 27, 2004, Tri-S acquired (the “Acquisition”) all of the outstanding capital stock of Paragon Systems, Inc., an Alabama corporation with offices located in Huntsville, Alabama (“Paragon Systems”).  At the closing of the Acquisition, we: (i) paid $10.0 million, of which $2.3 million was paid in cash and $7.7 million was paid through the issuance of promissory notes (the “Paragon Notes”), to the former shareholders of Paragon Systems; and (ii) issued 100 shares of our Series C Redeemable Preferred Stock, par value $1.00 per share (the “Series C Redeemable Preferred Stock”), with an aggregate redemption value of $6.0 million.  After the completion of the Initial Public Offering, we repaid the outstanding principal of the Paragon Notes and paid all unpaid, accrued interest thereon.  We are obligated to redeem the outstanding shares of the Series C Redeemable Preferred Stock no later than February 27, 2007.

5.     Common and Preferred Stock

On February 7, 2005, we effected an exchange and recapitalization (the “Exchange and Recapitalization”) of all outstanding shares of our Common Stock, Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”), and Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B Convertible Preferred Stock”), and all rights to acquire our Common Stock pursuant to an Exchange and Recapitalization Agreement dated November 19, 2004, among the Company and all of the holders of the outstanding Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the holders of all rights to acquire Common Stock.  As a result of the Exchange and Recapitalization, all of the outstanding shares of Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were exchanged for an aggregate of 1,200,000 shares of Common Stock.  The Exchange and Recapitalization was given retroactive treatment in the financial statements and related disclosures.

As of June 30, 2005, we are authorized to issue ten million shares of preferred stock, par value $1.00 per share (the “Preferred Stock”).  Our Board of Directors (the “Board”) is authorized, without further shareholder action, to divide any or all shares of authorized Preferred Stock into series and to fix and determine the designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges.

As of December 31, 2004, we had outstanding 100,000 shares of Series A Convertible Preferred Stock, 40,000 shares of Series B Convertible Preferred Stock and 100 shares of Series C Redeemable Preferred Stock.  In the Exchange and Recapitalization, all of the outstanding shares of Series A Convertible Preferred Stock and Series B Convertible

Preferred Stock were exchanged for an aggregate of 242,718 shares of Common Stock and 129,450 shares of Common Stock, respectively.  As of June 30, 2005, we did not have outstanding any shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, and we had outstanding 100 shares of Series C Redeemable Preferred Stock.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have no voting rights, except as otherwise required by applicable law, and no redemption, preemptive, dividend or sinking fund rights.

The Series C Redeemable Preferred Stock have no voting rights, except as otherwise required by applicable law, and no preemptive, conversion or sinking fund rights.  In the event of a liquidation, dissolution or winding up of the Company, holders of the Series C Redeemable Preferred Stock are entitled to a liquidation preference, and the holders of shares of Common Stock have a secondary liquidation right to the assets of the Company.  The shares of Series C Redeemable Preferred Stock have a redemption value of $60,000 per share.  We may redeem the outstanding shares of the Series C Redeemable Preferred Stock at any time, but must redeem all of the outstanding shares of the Series C Redeemable Preferred Stock no later than February 27, 2007.  The holders of the Series C Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum).

We are authorized to issue 25 million shares of Common Stock.  The holders of Common Stock are entitled to one vote per share on all matters.  The Common Stock does not have cumulative voting rights.  Each share of Common Stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by the Board.  We have never paid any cash dividends on the Common Stock.

On March 3, 2005, we issued 15,000 shares of Common Stock to Douglas Ball pursuant to that certain Letter Agreement between the Company and Mr. Ball dated December 7, 2004.

On April 26, 2005, we issued 8,700 shares of Common Stock to a public relations firm in exchange for services rendered by such firm to the Company.

On April 26, 2005, we issued: (i) an aggregate of 20,000 shares of Common Stock to two former shareholders of Paragon Systems pursuant to that certain Agreement Regarding Notes and Preferred Shares among the Company, Paragon Systems and the former shareholders of Paragon Systems dated as of September 29, 2004 and amended on October 6, 2004; (ii) 10,000 shares of Common Stock to an individual in exchange for services rendered by such individual to the Company; and (iii) a three-year option to purchase 25,000 shares of Common Stock at an exercise price of $6.00 per share to a public relations firm in exchange for services rendered by such firm to the Company.

In connection with the foregoing issuances, we recorded general and administrative expense in the amount of $95,000 which represents the fair market value of the shares of Common Stock on the issue dates thereof.

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

7.     Investment in Army Fleet Support, LLC

We own a 10% equity interest in Army Fleet Support, LLC (“Army Fleet Support”), which provides all logistics support for U.S. Army Aviation training at Fort Rucker, Alabama.  We account for our 10% interest in Army Fleet Support on a cost basis because we do not exercise significant influence over Army Fleet Support’s operating or financial activities.  We record cash distributions received from Army Fleet Support as reductions of our equity investment in Army Fleet Support.  In January, April and June 2005, we received cash distributions of $400,000, $309,000 and $146,000, respectively, with respect to our equity interest in Army Fleet Support.

8.     Debt and Other Obligations

On April 20, 2005, Paragon Systems entered into a new Factoring and Security Agreement with LSQ Funding Group, L.L.C. (“LSQ”) which amends Paragon Systems’ existing factoring agreement with LSQ to increase Paragon Systems’ available credit line to $6.5 million and to decrease the effective borrowing rate on such credit line.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Quarterly Report”)  contains, and other reports or materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or will contain, “forward-looking statements” within the meaning of Section 221E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to the Private Securities Litigation Reform Act of 1995 (the PSLRA”).  Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation, the loss of existing customers, failure of customers to renew or extend existing contracts for security guard services and the other risk factors detailed from time to time in our periodic reports and registration statements filed with the SEC.  All forward-looking statements are made pursuant to the PSLRA and as such speak only as of the date made.

The results of operations presented or discussed below are based on historical results for the Company.  Historical amounts for the six months ended June 30, 2004 and the period January 1, 2004 to February 27, 2004 for Paragon Systems prior to the Acquisition are combined for presentation and discussion purposes.

Paragon Systems was formerly a subchapter S corporation and, consequently, pro forma income tax expense and pro forma net income are presented on the face of the historical statements for the period January 1, 2004 to February 27, 2004.  The adjustments include only taxes at a statutory rate of 38%.

Overview

We provide contract guard services to various Federal government agencies.  These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and prevention of sabotage, terrorist and criminal activities.  In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising security guards deployed to the Federal agencies we serve as well as paying all guards and providing them with uniforms, employee benefits and workers’ compensation insurance.  We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Revenue increased $277,000 to $7.7 million, or 3.7%, for the three months ended June 30, 2005 compared to revenue of $7.5 million for the three months ended June 30, 2004.  The increase in revenue was generated primarily: (i) one new contract which commenced operations on October 1, 2004 which generated revenue of $65,000; (ii) additional services we provided as requested by the Federal Emergency Management Agency under a contract that we manage for the Department of Homeland Security which generated revenue of $67,000; and (iii) permitted additional costs increases under current contracts resulting from additional services we provided which generated revenue of $293,000.

These increases were partially offset by a reduction in services we provided under current contracts with the Corps of Engineers and a subsidiary of BAE Systems PLC (“BAE”).  We provide guard service on a dredge operated by the Corps of Engineers when the dredge is in operation.  When the dredge is not in operation, we do not provide any guard services.  During the three months ended June 30, 2005, the dredge was not in operation for as many hours as it was in operation for the three months ended June 30, 2004.  We provide subcontract services to BAE on an as-requested basis.  BAE provides military logistics support services to the US Army

Space and Missile Defense Command.  BAE requested fewer services from us in the three months ended June 30, 2005 than in the three months ended June 30, 2004.

Cost of revenue decreased $154,000 to $7.0 million, or 2.2%, for the three months ended June 30, 2005, compared to cost of revenue of $7.1 million for the three months ended June 30, 2004.  The new contract which commenced operations on October 1, 2004 accounted for an increase in cost of $54,000 and two contracts with the Department of Homeland Security accounted for an increase in cost of $85,000.  These cost increases were primarily labor-related.  Costs associated with our contract with the Social Security Administration decreased $107,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to reductions in overtime and in overhead expenses of the contract.  Costs related to our contract with the Corps of Engineers decreased $54,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 because we did not provide as many guard hours to the Corps of Engineers relating to the dredging operation during the three months ended June 30, 2005.  Costs related to our subcontract with BAE decreased $93,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily because BAE requested fewer of our services during the three months ended June 30, 2005.  All other costs decreased $39,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Our gross profit increased by $431,000 for the three months ended June 30, 2005 to $753,000 compared to gross profit for the three months ended June 30, 2004 of $322,000.  This increase is primarily attributable to two of our contracts under which we were permitted to invoice approximately $300,000 in contract cost increases.  In addition, we were able to reduce the cost of operations of our contract with the Social Security Administration by approximately $90,000.

Selling, general and administrative expenses increased $339,000 to $793,000, or 75%, for the three months ended June 30, 2005 compared to $454,000 for the three months ended June 30, 2004.  The increase in costs for 2005 is attributable primarily to costs associated with the corporate office of Tri-S, which includes staff costs and legal, accounting and other professional fees associated with being a public company.  There were no similar costs incurred for the three months ended June 30, 2004.  Selling, general and administrative expense for the three months ended June 30, 2005 also includes $95,000 which represents the fair market value of the shares of Common Stock issued in exchange for services rendered to the Company.

We have signed a non-binding letter of intent to acquire a security services firm that provides a full range of security and investigative services.  We believe that if this acquisition is completed, then our profits will increase.

Net interest expense decreased $345,000 to $174,000 for the three months ended June 30, 2005 compared to net interest expense of $519,000 for the three months ended June 30, 2004.  Interest expense of $108,000 for the three months ended June 30, 2005 represents the cost of providing working capital to Paragon Systems.  Net interest expense of $317,000 for the three months ended June 30, 2004 relates to the cost of providing working capital to Paragon Systems and the cost of the Acquisition.  In connection with the Acquisition, Paragon Systems entered into a factoring agreement with LSQ to finance a portion of the purchase price of the Acquisition.  Interest expense of $127,000 for the three months ended June 30, 2004 is the interest costs with respect to the Paragon Notes.  In February 2005, the Company completed its Initial Public Offering and received proceeds from the offering before expenses of the offering of $11.1 million.  The Company used the proceeds from the Initial Public Offering to repay the Paragon Notes and to pay down Paragon Systems’ liability to LSQ.  Repayment of the Paragon Notes and the reduction of the obligation to LSQ significantly reduced interest expense for the three months ended June 30, 2005.  Interest expense relating to the Series C Redeemable Preferred Stock was $75,000 for the three months ended June 30, 2005 and for the three months ended June 30, 2004.  Interest expense relating to the Series C Redeemable Preferred Stock will continue to accrue interest at the rate of $25,000 per month.

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Even though the Company has a net operating loss carry forward of approximately $1.1 million, the Company has recognized a deferred income tax benefit for the net operating loss carry forward because the Company anticipates reporting income before income taxes in future periods.  In addition, cash distributions received by the Company with respect to its equity interest in Army Fleet Support are taxable.  The Company received cash distributions of $309,000 and $146,000 in April and June 2005, respectively, with respect to the Company’s equity interest in Army Fleet Support.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Revenue increased $973,000 to $15.7 million, or 6.6%, for the six months ended June 30, 2005 compared to revenue of $14.8 million for the six months ended June 30, 2004.  The increase in revenue was generated primarily from: (i) one new contract which commenced operations on October 1, 2004 which generated revenue of $130,000; (ii) additional services we provided as requested by the Federal Emergency Management Agency under a contract that we manage for the Department of Homeland Security which generated revenue of $240,000; and (iii) permitted additional cost increases under current contracts resulting from additional services we provided which generated revenue of $750,000.

These increases were partially offset by a reduction in services we provided under current contracts with the Corps of Engineers.  We provide guard service on a dredge operated by the Corps of Engineers when the dredge is in operation.  When the dredge is not in operation, we do not provide any guard services.  During the six months ended June 30, 2005, the dredge was not in operation for as many hours as it was in operation during the six months ended June 30, 2004. Most of this reduction occurred in the three months ended June 30, 2005.

Cost of revenue increased $759,000 to $14.6 million, or 5.5%, for the six months ended June 30, 2005 compared to cost of revenue of $13.9 million for the six months ended June 30, 2004.  Amortization of our investment in government contracts accounted for $65,000 of the increase and the new contract which commenced operations on October 1, 2004 accounted for another $110,000 of the increase.  The remaining $584,000 of increased cost of managing our government contracts relates to previously existing contracts. Costs related to our two contracts with the Department of Homeland Security increased $560,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to labor-related costs increases during the six months ended June 30, 2005 that we did not incur during the six months ended June 30, 2004.  Cost associated with our contract with the Social Security Administration increased $102,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to labor-related cost increases.  Cost related to our contract with the Corps of Engineers decreased $92,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 because we did not provide as many guard hours to the Corps of Engineers relating to the dredging operation.  Cost related to our contract with BAE decreased $40,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 because BAE requested fewer of our services during the three months ended June 30, 2005.  All other costs increased $54,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Our gross profit increased by $214,000 for the six months ended June 30, 2005 to $1.1 million compared to the gross profit for six months ended June 30, 2004 of $887,000.  This increase is primarily attributable to one of our contracts under which we were permitted to invoice approximately $200,000 in contract cost increases in the three months ended June 30, 2005.  In addition, we were able to reduce the cost of operations of our contract with the Social Security Administration by approximately $90,000.  Our gross profit was reduced by $65,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 because the six months ended June 30, 2005 included six months of amortization and the six months ended June 30, 2004 included four months of amortization.

Selling, general and administrative expenses increased $574,000 to $1.5 million, or 64%, for the six months ended June 30, 2005 compared to $897,000 for the six months ended June 30, 2004.  The increase in costs for 2005 is attributable primarily to costs associated with the corporate office of Tri-S, which includes staff costs and legal, accounting and other professional fees associated with being a public company.  There were no similar costs incurred for the six months ended June 30, 2004.  Selling, general and administrative expense for the six months ended June 30, 2005 also includes $95,000 which represents the fair market value of the shares of Common Stock issued in exchange for services rendered to the Company.

We have signed a non-binding letter of intent to acquire a security services firm that provides a full range of security services.  We believe that if this acquisition is completed, then our profits will increase.

Net interest expense decreased $176,000 to $552,000 for the six months ended June 30, 2005 compared to net interest expense of $728,000 for the six months ended June 30, 2004.  Interest expense of $339,000 for the six months ended June 30, 2005 is the cost of providing working capital to Paragon Systems.  Interest expense of $453,000 for the six months ended June 30, 2004 relates to the cost of providing working capital to Paragon Systems and to the costs of the Acquisition.  Interest expense of $80,000 and $173,000 for the six months ended June 30, 2005 and 2004, respectively, is the interest costs with respect to the Paragon Notes.  In February 2005, the Company completed its Initial Public Offering and received proceeds from the offering before expenses of the offering of $11.1 million.  The Company used the proceeds from the Initial Public Offering to repay the Paragon Notes and to pay down Paragon Systems’ liability to LSQ.  Repayment of the Paragon Notes and the reduction of Paragon Systems’ obligation to LSQ significantly reduced interest expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  Interest expense relating to the Series C Redeemable Preferred Stock was $150,000 and $102,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.  Interest expense relating to the Series C Redeemable Preferred Stock will continue to accrue interest at the rate of $25,000 per month.

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals Federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Paragon Systems used the cash basis of accounting for income taxes prior to the Acquisition.  Pro forma income tax benefit at 38% is presented for comparative purposes.  Even though Tri-S has a net operating loss carry forward of approximately $1.1 million, the Company has recognized a deferred income tax benefit for the net operating loss carry forward because the Company anticipates reporting income before income taxes in future periods.  In addition, cash distributions received by the Company with respect to its equity interest in Army Fleet Support are taxable.  The Company received cash distributions of $400,000, $309,000 and $146,000 in January, April and June 2005, respectively, with respect to the Company’s equity interest in Army Fleet Support.

Liquidity and Capital Resources

Our current financial condition has been significantly influenced by the following factors:  (i) completion of the Initial Public Offering; (ii) repayment of the Paragon Notes; and (iii) receipt of cash distributions with respect to the Company’s equity interest in Army Fleet Support.  Our current financial condition has also been influenced by improved margins in the later part of the six months ended June 30, 2005.

On February 9, 2005, we completed the Initial Public Offering, realizing proceeds of $11.1 million.  After repayment of the Paragon Notes totaling $7.7 million, paying $165,000 in additional costs of the Initial Public Offering and paying down Paragon Systems’ obligation to LSQ, we retained approximately $1.8 million in the business to fund working capital, to pay down other debt obligations, to expand our operations and for general corporate purposes.

We received $400,000, $309,000 and $146,000 in cash distributions with respect to our equity investment in Army Fleet Support in January, April and June 2005, respectively.  We anticipate receiving larger distributions from Army Fleet Support over the next six months.  We intend to use these cash distributions to make acquisitions, to meet our income tax obligations resulting from the conversion of Paragon Systems from an “S” corporation to a “C” corporation for income tax purposes and for other general corporate purposes.

Cash out flow from operating activities was $1.5 million for the six months ended June 30, 2005.  This resulted primarily from two factors:  (i) payments for interest of $1.0 million; and (ii)

operating losses for the six months ended June 30, 2005 of $370,000.  On April 20, 2005, Paragon Systems amended its factoring facility with LSQ, which significantly reduced the cost of funds provided by LSQ for working capital purposes.  We also repaid the Paragon Notes totaling $7.7 million on February 15, 2005.  As a result, net interest expense for the three months ended June 30, 2005 was $345,000 less than interest expense for the three months ended June 30, 2004.  We also anticipate that interest expense for the six months ending December 31, 2005 will be substantially less than interest expense for the six months ended December 31, 2004.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2005, we issued 8,700 shares of Common Stock to a public relations firm in exchange for services rendered by the firm to us.  These shares of Common Stock were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.  The Company based such reliance upon factual representations made by the recipient of the shares to us regarding the recipient’s investment intent and sophistication, among other things.

Item 5.            Other Information

On July 19, 2005, the Compensation Committee of the Board amended the executive compensation arrangement of Ronald G. Farrell, the Company’s Chief Executive Officer, by rescinding (the “Rescission”) that certain Amendment No. 1 to Employment Agreement between the Company and Mr. Farrell dated February 4, 2005 (the “Amendment”).  As a result of the Rescission, Mr. Farrell’s employment with the Company is governed by that certain Employment Agreement between the Company and Mr. Farrell dated January 1, 2002 (the “Employment Agreement”), which agreement was in effect immediately prior to the execution of the Amendment.  In connection with the Rescission, the Company paid to Mr. Farrell the salary and benefits not paid previously to him as a result of the Amendment but which he otherwise would have been entitled to receive if the Amendment were never in effect.  The Employment Agreement is listed as Exhibit 10.4 to this Quarterly Report.

In June 2005, the Company entered into a lease for 2,675 square feet of office space in Alpharetta, Georgia which lease commences on September 1, 2005 and expires on November 30, 2008.  The Company’s obligations under the lease include rent ranging up to $4,507.38 per month plus a share of operating expenses, among other things.  The Company intends to use this space to house its corporate offices.

Item 6.            Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: August 10, 2005	/s/ Ronald G. Farrell

Ronald G. Farrell

Chief Executive Officer

(duly authorized signatory and

Principal Executive Officer)

EXHIBIT INDEX

10.1

Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.)

10.2	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.

10.3	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.

10.4

Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.  (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).)

10.5

Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.)

10.5	Employment Agreement between Paragon Systems, Inc. and Mark Machi dated July 29, 2005. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.