Form 10-K/A
period 2004-12-31
TRI-S SECURITY CORP
filed 2005-11-21
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
on
FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-51148

Tri-S Security Corporation

(Exact Name of Registrant as Specified in Its Charter)

Georgia	30-0016962
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Royal Centre One
11675 Great Oak Way

Suite 120

Alpharetta, GA 30022

(Address of Principal Executive Offices)

(678) 808-1540

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: units (each unit consisting of one share of common stock, par value $0.001 per share, and a warrant to purchase one share of common stock); common stock, par value $0.001 per share; and warrants to purchase common stock, par value $0.001 per share

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

                As of June 30, 2004, there was no public market for the registrant’s common equity.

                As of March 25, 2005, 3,285,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on November 2, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 should be restated to account for the Company’s 10% equity interest in Army Fleet Support, LLC, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method, rather than the cost method, of accounting as required by Account Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The restated consolidated financial statements for the year ended December 31, 2004 included in the Amendment (the “Restatement”) report a net loss of $627,000 as opposed to a net loss of $1,640,000 as reported in the Original Report. See Note 2 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 6, 7, 8, 9A and 15 of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART I

Note Regarding Forward-Looking Statements

                Tri-S Security Corporation, a Georgia corporation (the “Company”, “Tri-S” or “we”), has made forward-looking statements in this Annual Report on Form 10-K/A for the year ended December 31, 2004 (the “Annual Report”), including, without limitation, in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “intends,” “seeks,” “could,” “will,” “predicts,” “potential,” “continue,” “may,” “plans,” “estimates” and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

                Examples of forward-looking statements in this Annual Report include statements regarding: the impact of terrorist activity or breach of security on our business; our ability to retain and manage our guards; our plans for expansion and growth of our business; our ability to compete effectively in our industry; our expectations regarding the likelihood of introduction of new regulations that would adversely affect our business; our estimates of our capital requirements and needs for additional financing; risks related to Federal government contracts; Federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under Federal government contracts; changes in Federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to retain contracts during re-bidding processes; and the other factors that we describe in this Annual Report under the section herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statement. You should understand that many important factors, in addition to those discussed in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements.

                All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of these statements in light of new information or future events.

Item 1. Business

Introduction and History

                Through our wholly-owned subsidiary, Paragon Systems, Inc., an Alabama corporation (“Paragon Systems”), we provide contract guard services to various Federal government agencies. We strive to provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

                We were incorporated in Georgia in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. Our principal executive offices are located at 3700 Mansell Road, Suite 220, Alpharetta, Georgia 30022, and our telephone number at that address is (770) 625-4945.

                We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. We intend to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We made our first acquisition (the “Acquisition”) on February 27, 2004 when we acquired Paragon Systems, a contract guard services and logistics provider. At the closing of the Acquisition, we: (i) paid $10 million, of which $2.3 million was paid in cash and $7.7 million was paid through issuance of promissory notes (referred to herein as the “Paragon Notes”) to the former shareholders of Paragon Systems; and (ii) agreed to issue to the former shareholders an aggregate of 100 shares of our Series C Redeemable Preferred Stock, par value $1.00 per share (the “Series C Redeemable Preferred Stock”), with an aggregate redemption value of $6.0 million.

                On February 8, 2005, pursuant to an Exchange and Recapitalization Agreement between the Company and all the holders of our common stock, par value $0.001 per share, Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”), and Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B Convertible Preferred Stock”), and all holders of rights to acquire our common stock (the “Exchange and Recapitalization Agreement”), we effected an exchange and recapitalization of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and rights to acquire our common stock. Pursuant to the Exchange and Recapitalization Agreement, all of our outstanding (i0 common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was exchanged for an aggregate of 1,200,000 shares of common stock and (ii) rights to acquire our common stock were exchanged for rights to purchase an aggregate of 113,269 shares of common stock. The transactions effected by the Exchange and Recapitalization agreement are referred to in this Annual Report as the “Exchange and Recapitalization.”

                On February 9, 2005, we commenced an underwritten initial public offering of 1,800,000 units (plus up to an additional 270,000 units subject to the exercise of the underwriters’ over-allotment option), with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, at an initial offering price per unit of $6.00 (the “Initial Public Offering”). In connection with the Initial Public Offering, our units commenced trading on The Nasdaq SmallCap Stock Market under the symbol “TRISU” on February 9, 2005. The Initial Public Offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. We filed a Registration Statement on Form S-1 (No. 333-119737) with the Securities and Exchange Commission (the “SEC”) registering pursuant to the Securities Act of 1933, as amended (the “Securities Act”), the securities to be sold in the Initial Public Offering (the “Registration Statement”). The SEC declared the Registration Statement effective on February 8, 2005.

Overview of Our Operations

                Prior to the Acquisition, we had no operations. Currently, our operations consist only of the operations of Paragon Systems. Paragon Systems was incorporated in 1987 in Alabama and has provided contract guard services to Federal government agencies since 1994. Initially, Paragon Systems was established as an engineering company to service contracts with the Federal government agencies and with the U.S. Army Missile Command in both space and defense related areas of business. Paragon Systems has participated in high level engineering projects for the U.S. Army, the National Aeronautics and Space Administration (“NASA”), other government agencies and local industry.

                While serving as an engineering company, Paragon Systems contracted with Lockheed Martin to furnish assistance in Federal contract administration for Lockheed Martin on a sub-contract for construction at the NASA missile plant located in Iuka, Mississippi. Paragon Systems also provided engineering and technical support for contract cost management to NASA’s Orbital Maneuvering Vehicle program, which developed an orbital vehicle that would be carried aloft by the space shuttle and maintained in orbit to perform specific tasks for the International Space Station. Paragon Systems also performed a number of high level engineering projects for Control Dynamics Corporation, including conducting preliminary design tasks for development of a heavy launch lift vehicle, which was at that time planned to be a robotic successor for the space shuttle.

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

                In 1991, Paragon Systems applied to be certified as a small and disadvantaged business (an “8(a) firm”) by the U.S. Small Business Administration (the “SBA”). In 1993, Paragon Systems was certified as an 8(a) firm and, in 1994, was awarded its first guard contract to provide security guard services for the U.S. Army Corps of Engineers. Since such time, Paragon Systems has obtained contracts with various other Federal government agencies and has developed contract guard security services as its core business. Paragon Systems’ certification as an 8(a) firm expired in September 2002, and its revenues from its security guard service business have grown to a level which makes it ineligible to qualify once again for certification as an 8(a) firm. Paragon Systems is now expanding its security guard service business by bidding on larger contracts than it was first awarded when certified as an 8(a) firm.

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

                In addition to our core business of providing contract guard services, we have two non-core business interests relating to logistics services. First, in 2000, Paragon Systems entered into a contract to provide logistics services by developing and executing plans for improved logistics systems in support of U.S. Army facilities located at Fort Bliss, Texas and Fort Sill, Oklahoma. This contract will expire in September 2005, and we have not determined whether we will pursue any additional logistics contracts. Second, through Paragon Systems, we own a 10% equity interest in Army Fleet Support, LLC (“Army Fleet Support” or the “joint venture”), which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama.

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

The Security Industry

                The security industry encompasses a variety of high-tech and low-tech products and services. The service segment of the security industry includes contract guard services, armored car services, executive protection, fire suppression, alarm monitoring, closed circuit television (“CCTV”), access control, biometric, home automation and system integration services.

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

                Contract guard services are customarily charged to the customer at an hourly or monthly rate (which can be fixed or variable). A contract guard company’s profit is based on the “spread” of the hourly or monthly rate over the cost of the guard.

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

                The Federal government awards substantially all contracts for contract guard services through a competitive bidding process; however, certain agencies permit negotiated contracting through the U.S. General Services Administration (“the “GSA”). Contracts awarded through a competitive bidding process generally have lower profit margins than negotiated contracts because in a competitive bidding process bidders compete predominantly on price. The Federal government is the largest procurer of products and services in the world, and the Federal contract market provides significant business opportunities for contract guard service providers approved to contract for the Federal government. Contracting with the Federal government, however, poses certain risks including that the Federal government may terminate the contract at its discretion, that funds to pay awarded contracts may not be appropriated by Congress, and that service providers to the Federal government may not be able to comply with complex procurement laws.

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

Security System Integration

                The term “integrated systems” refers to security systems which combine the features of security products like CCTV and intrusion control. The critical concept in system integration is that the components of the system communicate with one another in order to improve system performance. This communication among system components is accomplished through the use of specialized software. The most highly complex integrated systems utilize a common database, which is often managed and maintained by the systems integrator. Because of their complexity and reliance on software, integrated systems require a higher degree of proficiency than ordinary add-on type systems like CCTV or access control.

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

                We intend to hire a full-time employee to provide business development and marketing services for the Company. This person’s job responsibilities will focus on identifying new contract opportunities with Federal government agencies and preparing and submitting bids for such contracts.

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

                In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising the guards deployed to the Federal agencies we serve, as well as paying all guards and providing them with firearms, uniforms, fringe benefits, workers’ compensation insurance and any required bonding. We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

                We strive to provide cost-effective solutions to ensure the safety and security of the assets of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

Our Logistics Contracts

                In 2000, Paragon Systems entered into a contract to provide logistics services by developing and executing plans for improved logistics systems in support of U.S. Army facilities located at Fort Bliss, Texas and Fort Sill, Oklahoma. Pursuant to this contract, Paragon Systems provides expertise in support of the U.S. Army’s Velocity Management initiatives, known as the Logistics Centers of Excellence (“LCOE”) programs, by developing and executing plans for improved logistics systems in terms of readiness and cost reduction. Paragon Systems designs and operates LCOEs at Fort Bliss, Texas and Fort Sill, Oklahoma to support the Army’s Material Command weapon programs. Paragon Systems provides the essential and critical interfaces and lines of technical communications between the various U.S. Army Aviation and Missile Command Project Offices, the end user and the weapons prime contractors. This contract, including extensions, expires pursuant to its terms in September 2005, and we have not determined whether we will pursue any additional logistics contracts.

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

Employees

                As of December 31, 2004, we employed approximately 760 individuals, consisting of more than 725 security guards, and 38 managerial and administrative employees. Two of the former shareholders of Paragon Systems served as the President and Executive Vice President of Paragon Systems during 2004 and were responsible for managing substantially all of Paragon Systems’ operations relating to the provision of contract guard services. These two individuals were employed by Paragon Systems pursuant to employment agreements which expired in February 2005. We are currently conducting an executive search for a President of Paragon Systems.

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

                Unionized employees account for approximately 60% of our employees and work under collective bargaining agreements with the following unions: the United Union of Security Guards; the Industrial, Technical and Professional Employees Union; and the Security Police and Fire Professionals of America. These collective bargaining agreements do not permit work stoppages, and we have experienced no work stoppages attributable to labor disputes. Our relations with our employees have generally been satisfactory. Guards and other personnel supplied by us to its customers are our employees, even though they may be stationed regularly at the customer’s premises.

Insurance

                We maintain all appropriate forms of insurance, including comprehensive general liability, performance and crime bonding, professional liability and automobile coverage. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with all state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

                Generally, our Federal government contracts do not require that we obtain a performance bond; however, one of our current contracts does require a performance bond in the amount equal to 20% of the current year’s contract price of $3.0 million or $600,000. The fee to obtain this bond is 1% of the bond amount. The bond does not cover losses incurred by our failure to perform due to acts of terrorism.

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

                Because of the contract guard services industry’s low barriers to entry, other competitors are also likely to enter the industry. Furthermore, traditional guard companies will increasingly compete with the electronics side of the security industry, as customers increase their level of automation and replace guards with more sophisticated electronic hardware.

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

PART II

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 hereof.

	Tri-S Security	Paragon Systems, Inc.
	Corporation	Jan. 1,
	and	2004
	Subsidiary	to
	Consolidated	Feb. 27,
Selected Financial Data	2004	2004	2003	2002	2001	2000
	(restated, Note 2)	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$25,425	$4,705	$29,395	$21,364	$16,491	$7,698
Direct labor	13,810	2,481	16,070	11,983	9,092	3,076
% of revenues	54.32%	52.73%	54.67%	56.09%	55.13%	39.96%
Indirect labor and other contract support costs	10,223	2,113	11,151	7,615	6,000	3,417
% of revenues	40.21%	44.91%	37.94%	35.64%	36.38%	44.39%
Amortization of government contracts	298	—	—	—	—	—
% of revenues	1.17%	—	—	—	—	—
Gross profit	1,094	111	2,174	1,766	1,399	1,205
% of revenues	4.30%	2.36%	7.40%	8.27%	8.48%	15.65%
Selling, general and administrative expenses	2,115	230	1,466	1,179	896	652
% of revenues	8.32%	4.89%	4.99%	5.52%	5.43%	8.47%
Amortization expense	462	—	—	—	—	—
Operating income (loss)	(1,021)	(119)	708	587	503	553
% of revenues	-4.02%	-2.53%	2.41%	2.74%	3.05%	7.18%
Income from investment in Joint Venture	1,637	—	—	—	—	—
Depreciation expense	155	28	175	68	88	62
Interest income	3	—	12	23	28	—
Interest expense	(1,380)	(11)	(30)	(7)	(11)	(14)
Interest on redeemable preferred stock	(250)	—	—	—	—	—
Income (loss) before income taxes	(1,011)	(130)	690	603	520	539
Income tax expense (benefit)	(384)
Pro forma income tax expense (benefit)		(49)	262	229	198	205
Net income (loss)	(627)
Pro forma net income (loss)		(81)	428	374	322	334
Basic net income (loss) per common share	(0.76)
Pro forma basic net income (loss) per common share		(0.10)	0.52	0.46	0.40	0.41
Diluted net income (loss) per common share	(0.76)
Pro forma diluted net income (loss) per common share		(0.10)	0.39	0.40	0.40	0.41
Balance Sheet Data (at Period End):
Cash	$313	$275	$846	$877	$647	$239
Current assets	6,636	6,803	5,713	5,911	5,003	3,005
Total assets	24,618	7,230	6,883	6,114	5,147	3,201
Long term obligations	10,446	175	185	—	—	—
Total liabilities	24,886	3,720	3,243	3,124	2,760	1,207
Cash dividends	—	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

                We operate in a single reportable segment offering contract guard services to various Federal government agencies pursuant to long-term contracts. These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and the prevention of sabotage, terrorist and criminal activities. In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training, arming and supervising guards deployed to the Federal government agencies we serve as well as paying all guards and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

                The SBA administers business assistance programs for small disadvantaged businesses which it certifies as 8(a) firms. Paragon Systems’ certification as an 8(a) firm expired in September 2002. We are unable to once again qualify for certification as an 8(a) firm because our revenues have exceeded the maximum levels accepted by the SBA for certification as an 8(a) firm. As a result, we are no longer eligible to bid on contracts designated specifically for 8(a) firms. Before September 2002, we bid on both contracts which could only be awarded to 8(a) firms, and on contracts not specifically designated for 8(a) firms. We believe that we are positioned to continue the growth of our business by bidding on and obtaining larger contracts.

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

Results of Operations of the Company

                The following table sets forth absolute dollar and percentage changes in our selected financial data from period to period for the periods described below. The table below combines results of Paragon Systems with Tri-S for periods prior to the Acquisition (dollars in thousands):

	Change from Year Ended December 31, 2003 to Year Ended December 31, 2004		Change from Year Ended December 31, 2002 to Year Ended December 31, 2003		Change from Year Ended December 31, 2001 to Year Ended December 31, 2002
	$	%	$	%	$	%
	(restated, Note 2)
Revenues	735	2.50%	8,031	37.59%	4,873	29.55%
Operating expenses:
Direct labor	221	1.38%	4,087	34.11%	2,891	31.80%
Indirect labor and other contract support costs	1,185	10.63%	3,536	46.43%	1,615	26.92%
Selling, general and administrative	879	29.34%	418	29.96%	399	40.06%
Amortization of intangible assets	298
Operating income (loss)	(1,848)	(415.79)%	(10)	(2.70)%	(32)	(7.94)%
Income from investment in Joint Venture	1,637	N/A	—	—	—	—
Interest income	(9)	(75.00)%	(11)	(47.83)%	(5)	(17.86)%
Interest expense	(1,361)	(4,536.67)%	(23)	328.57%	4	(36.36)%
Interest on mandatory redeemable preferred stock	(250)
Income (loss) before income taxes	(1,831)	(265.96)%	(87)	(14.42)%	(33)	(7.86)%

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

                Amortization of Government Contracts.  Upon the Acquisition of Paragon Systems by Tri-S, Paragon Systems’ existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

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

Selling, General and Administrative Expenses

                Selling, general and administrative expenses expressed as a percentage of revenue was 7.8% in 2004, 6.2% in 2003 and 6.5% in 2002. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative personnel in Paragon Systems’ corporate office located in Huntsville, Alabama and in the Tri-S corporate office located in Alpharetta, Georgia. It also includes occupancy costs at the two locations, consulting and professional fees, and certain miscellaneous office and corporation expenses. At Paragon Systems, selling, general and administrative expense has increased as a result of increased salaries and employee benefits. Approximately, $92,000 of the 2003 increase resulted from certain accounts receivable being written off as not collectible. Since our customers are Federal government agencies, we do not provide for bad debt allowances in the ordinary course of business. We write off account balances primarily for two reasons: (i) disagreements with a government agency relating to contract interpretations; and (ii) cessation of project funding at the end of a contract term. When there is a disagreement involving contract interpretation, the Company and the appropriate government agency mutually agree on resolution. When an account is not collected due to cessation of project funding, we work with the appropriate government agency to attempt resolution. If the agency cannot resolve the funding issue, then we must write off the account balance. This only occurs at or near the expiration date of contracts. During 2004, 2003 and 2002, corporate overhead consisted primarily of salaries and professional fees totaling $947,000, $347,000, and $216,000, respectively.

Joint Venture

                The Company owns 10% of Army Fleet Support, LLC. We recognize as income 10% of the joint venture's net earnings or net loss less the amortization of the difference between our cost and our share of the net equity of the joint venture. In 2004, we recognized as income $2,324,000 less amortization of $687,000 for income of $1,637,000 from joint venture.

Interest Income and Interest Expense

                Prior to the Acquisition, Paragon Systems maintained a bank line of credit to meet its temporary cash flow needs. Paragon Systems invested cash exceeding its short term requirements on a temporary basis. Incident with the Acquisition, the line of credit was paid off and closed and a factoring arrangement was established with LSQ Funding Group, L.L.C. (“LSQ”). In addition, Tri-S executed $7.7 million in promissory notes payable to the former shareholders of Paragon Systems and issued to them an aggregate of 100 shares of our Series C Redeemable Preferred Stock with an aggregate redemption value of $6.0 million with 5% annual interest thereon. The increase in interest expense for

2004 over 2003 is entirely the result of (i) the issuance to the former shareholders of Paragon Systems of the promissory notes and the shares of Series C Redeemable Preferred Stock in connection with the Acquisition, and (ii) our factoring arrangement with LSQ.

Pro Forma Income Tax Expense

                Prior to the Acquisition, Paragon Systems only recognized income tax expense relating to built in gain taxes for periods before its subchapter S election. Income tax expense reported by Paragon Systems has been replaced with pro forma income tax expense at 38% in all periods. This includes federal income taxes at 34% and state income taxes at 4% which is net of the federal effect. For the year ended December 31, 2004, the results of operations of Tri-S consolidated with Paragon Systems shows a loss before income taxes of $2.8 million and an income tax benefit of $1.1 million. We will realize this benefit primarily because it is anticipated that future taxable distributions from Paragon Systems’ investment in Army Fleet Support will more than offset losses from operations.

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

                Goodwill and Other Intangible Assets.  We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), which requires goodwill and some intangible assets to no longer be amortized. Instead, goodwill will be subject to an annual impairment test. The goodwill impairment test involves a two-step approach. The first step of the test is to compare the fair value of the reporting unit, which is the business of Paragon Systems, to its book value, including goodwill. The fair value of the reporting unit is measured using discounted projected future cash flows. Cash flow estimates include projections of revenues from existing contracts with Federal government agencies, including projected renewals and extensions. The related costs of revenues are based on our historical costs. The projections are subject to the uncertainties of realizing contract renewals and extensions, the pricing of future contracts and reasonable estimates of future labor costs and other costs of revenues.

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

                SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from five to nine years. Amortizable intangible assets consist of government contracts we acquired with the Acquisition of Paragon Systems and the non-compete agreements with certain of Paragon Systems’ former owners. We believe that no events or changes in circumstances have occurred that would require an impairment test for these assets.

                Investment in Joint Venture.  We account for our 10% interest in Army Fleet Support under the equity method. Accordingly, we increase the carrying amount of the joint venture asset for our share of the net earnings of the joint venture and reduce the carrying amount for cash received from the joint venture and amortization of the difference between our cost and our share of the net equity of the joint venture. We record income from investment in joint venture equal to our share of the net earnings of the joint venture less amortization of the difference between our cost and our share of the net equity of the joint venture. As part of the allocation of the purchase price for the Acquisition of Paragon Systems, fair value of the joint venture in excess of the net equity of joint venture was attributed to the value of the joint venture's contract with the federal government and is being amortized over the life of the contract, which is 10 years. In December 2003, Paragon Systems made an investment of $715,000 in the joint venture. The carrying value of the investment in the joint venture was increased to

$8,102,000 as a result of the purchase accounting adjustments made in the Acquisition of Paragon Systems in February 2004.

                Our portion of the net earnings, cash distributions received from the joint venture, and amortization of the excess of cost over our portion of the net equity of the joint venture during 2004 were as follows (in thousands):

	Earnings	Cash Distributions	Amortization
First quarter 2004	$59,000	$0	$69,000
Second quarter 2004	311,000	145,000	206,000
Third quarter 2004	1,628,000	185,000	206,000
Fourth quarter 2004	326,000	1,107,000	206,000
	$2,324,000	$1,437,000	$687,000

                In January 2005, we received $400,000 in cash distributions from the joint venture.

                The timing and amount of distributions received from the joint venture vary widely and may not be predictable. These distributions may materially affect our cash flow.

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
	($in thousands)
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

                In July 2004, Paragon Systems entered into a modification of its factoring facility with LSQ which was originally entered into in February 2004. Pursuant to the factoring facility, LSQ will, from time to time, purchase certain accounts receivable from Paragon Systems at a discount of 1.25% (1.00% after February 9, 2005) and provide to Paragon Systems a professional accounts receivable management service for a funds usage fee of prime plus 2.00% on the outstanding funds advanced on the accounts receivable purchased. LSQ also charges us an invoice service fee of 1% depending on days outstanding of our factored invoices. The factoring facility has a $5.0 million initial purchase limit and a one-year term which will automatically renew unless Paragon Systems gives 60 days’ prior notice of its intent not to renew. For advances in excess of 85% (90% after July 27, 2004) of eligible accounts receivable, an over-advance charge of 0.75% applies. The discount fee was reduced to 1.00% as a result of our successful Initial Public Offering in February 2005. At December 31, 2004, we owe approximately $3.1 million on the factoring agreement.

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

Competitive Bidding Process

                We generate substantially all of our revenue from Federal government contracts obtained through a competitive bidding process. We start the bidding process with a detailed review of the specifications contained in the solicitation for bid. We expend considerable management time on this process. We incur minimal cost other than management time to complete our bid. The process is lengthy and we may receive one or more revisions to contract specifications which may cause us to adjust our bid. There may also be considerable lapses of time between receipt of initial specifications, receipt of revised specifications, submission of our bid and contract award. It may take weeks or months after bids are submitted for a contract to be awarded. During this time, our only cost is management’s time and out of pocket expenses.

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

Recent Accounting Pronouncements

                In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have any impact on our financial position or results of operations.

                In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. SFAS No. 150 became effective for the Company at the beginning of the third quarter of 2003. We agreed to issue preferred shares subject to mandatory redemption in conjunction with the Acquisition as more fully discussed in Note 2 to our audited financial statements included elsewhere in this Annual Report. The preferred shares subject to mandatory redemption are accounted for in accordance with SFAS No. 150.

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the effect that the adoption of SFAS No. 123R will have on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption.

Risk Factors

Risks Related to Government Contracting

We derive all of our revenue from Federal government contracts which the government may terminate at any time or determine not to extend after their scheduled expiration. If we are unable to replace any contract which is not extended or is terminated, then our revenues will decline.

                During the twelve months ended December 31, 2004, we derived 100% of our revenue from Federal government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

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

                Moreover, we are subject to industrial security regulations of the Department of Defense and other Federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, then our Federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

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

Restrictions on or other changes to the Federal government’s use of service contracts could significantly reduce the demand for our services and cause our revenue to decline.

                The government may face restrictions from new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the government’s ability to use private service contractors.

                Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the government’s use of private contractors to provide services could significantly reduce the demand for our services and cause our revenues to decline.

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

                The SBA administers business assistance programs for small disadvantaged businesses which it certifies as “8(a) firms.” Firms certified as 8(a) firms have streamlined contracting processes with certain Federal government agencies and otherwise enjoy certain competitive advantages in the competitive bidding process, one of which is that Federal acquisition policies encourage Federal government agencies to award a certain percentage of their contracts to 8(a) firms. Certification as an 8(a) firm is valid for a period of nine years. Paragon Systems was certified as an 8(a) firm in September 1993, and such certification expired in September 2002. Consequently, we no longer enjoy the competitive advantages we once had as an 8(a) firm, we are no longer eligible to bid on certain contracts, and it may be more difficult for us to win contracts through the competitive bidding process.

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

                The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. In fact, even if we enter into a government contract, we will not be paid for our services unless the Federal government has appropriated or budgeted the funds for such contract. Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the Federal government’s discretion. Moreover, there is no assurance that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue.

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

                For the year ended December 31, 2004, we paid approximately $1.4 million in compensation to the executive officers of Tri-S and Paragon Systems. See “Executive Compensation.” Although (i) our chief executive officer has reduced his salary from $254,000 in 2004 to $175,000 in 2005 and (ii) the employment agreements we had with Paragon Systems’ President and Executive Vice President, who earned compensation in 2004 of $207,693 and $184,429, respectively, expired in February 2005, we expect our compensation expenses to continue to be substantial. These expenses decrease the funds available to operate and grow our business.

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

                Our security guards in the scope of their employment may stop and search third persons and may or may not have justification to do so, which may also result in harm or injury to such third parties or otherwise cause us to incur damages or liability. Additionally, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with government procurement regulations and failure to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions and cause serious harm to our reputation. Although we believe that we hire security guards with the relevant experience, appropriate background and the intellectual, emotional and physical capabilities necessary to provide quality guard services and that we sufficiently train them to provide such services, our screening and hiring processes may be inadequate or flawed. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

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

                We intend to develop and expand our business through selective acquisitions of security system integrators, guard companies and other complementary businesses. We may not be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets without substantial costs, delays or other problems. In addition, companies we may acquire may not be profitable at the time of their acquisition or may not achieve levels of profitability that would justify our investment. Acquisitions may involve a number of special risks, including adverse short-term effects on our reported operating results, diversion of management’s attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could harm our results of operations.

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

                Our financial results could be affected by changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We measure stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. Since we grant all stock-based compensation at the market price on the date of grant, no compensation expense is recognized. As permitted, we have elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

	2004	2003	2002
	(restated, Note 2)
Net loss attributable to common shareholders:
As reported	$(627)	$(217)	$(136)
Pro forma	$(627)	$(218)	$(138)
Basic and diluted net loss per share attributable to common shareholders:
As reported	$(0.76)	$(0.26)	$(0.17)
Pro forma	$(0.76)	$(0.26)	$(0.17)

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

                We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.

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

•                  our failure to meet financial analysts’ performance expectations or

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

Item 8. Financial Statements and Supplementary Data

                The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the “Index to Financial Statements” on page F-1 hereof.

                The supplementary financial data required to be included in this Annual Report is included in Note 14 of the Notes to Financial Statements, which are listed on the “Index to Financial Statements” on page F-1 hereof.

Item 9A. Controls and Procedures

In the Original Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Annual Report, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were effective. This conclusion was reached after our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by the Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.

In connection with preparing the restated consolidated financial statements included in the Amendment, our Chief Executive Officer and Chief Financial Officer further evaluated our disclosure controls and procedures as of the end of the period covered by the Annual Report and concluded that such disclosure controls and procedures were ineffective because in the Original Report we accounted for our 10% equity interest in Army Fleet Support in accordance with cost method of accounting rather than the equity method of accounting.

During the quarter ended December 31, 2004, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                (a)           Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

                                                                (1)           A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the “Index to Consolidated Financial Statements “on page F-1.

                                                                (2)           A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

                (b)           Reports on Form 8-K.

                During the quarter ended December 31, 2004, the Company was not subject to the requirements of the Exchange Act and, consequently, did not file any Current Reports on Form 8-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tri-S Security Corporation

                We have audited the accompanying consolidated balance sheet of Tri-S Security Corporation and subsidiary as of December 31, 2004 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                As discussed in Note 2 to the financial statements, the accompanying 2004 consolidated financial statements have been restated.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

March 15, 2005 (except for Note 2, as to which the date is November 15, 2005)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tri-S Security Corporation

                We have audited the accompanying balance sheet of Paragon Systems, Inc. (predecessor company to Tri-S Security Corporation) as of December 31, 2003 and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003 and the statements of operations, shareholders’ equity and cash flows for the period from January 1, 2004 to February 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

March 15, 2005

Tri-S Security Corporation and Subsidiary

Balance Sheets

(In thousands, except per share data)

		Predecessor Basis
	Consolidated December 31, 2004	Paragon Systems, Inc. December 31, 2003
	(restated, Note 2)
Assets
Current assets:
Cash and cash equivalents	$313	$846
Trade accounts receivable, net	5,312	4,695
Deferred initial public offering costs	633	—
Deferred income taxes	200	—
Prepaid expenses and other assets	178	172
Total current assets	6,636	5,713
Property and equipment, less accumulated depreciation	325	455
Note receivable—officer	100	—
Investment in joint venture	8,302	715
Investment in government contracts, net	1,172	—
Non-compete agreements, net	318	—
Deferred loan costs, net	18	—
Goodwill	7,747	—
Total assets	$24,618	$6,883

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$351	$29
Accrued salaries	774	726
Payroll withholding	347	184
Accrued vacation	612	524
Accrued interest expense	316	—
Accrued interest on preferred stock subject to mandatory redemption	250	—
Other accrued expenses	689	226
Income taxes payable	212	152
Short-term notes payable	10,798	1,130
Current portion of capital lease obligations	91	87
Total current liabilities	14,440	3,058
Other liabilities:
Capital lease obligations, less current portion	103	185
Income taxes payable	1,056	—
Deferred income taxes	3,287	—
Series C preferred stock subject to mandatory redemption	6,000	—
Total liabilities	24,886	3,243
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Series A convertible preferred stock 100,000 shares issued and outstanding	460	—
Series B convertible preferred stock, 40,000 shares issued and outstanding	196	—
Common stock, $1.00 par value, 1,000 shares authorized, 940 shares issued and outstanding	—	1
Common stock, $0.001 par value, 25,000,000 shares authorized, 827,832 shares issued and outstanding	1	—
Additional paid-in capital	115	—
Retained earnings (deficit)	(1,040)	3,639
	(268)	3,640
Less treasury stock acquired (60 shares of Paragon Systems, Inc. at December 31, 2003)	—	—
Total stockholders’ equity (deficit)	(268)	3,640
Total liabilities and stockholders’ equity (deficit)	$24,618	$6,883

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations

(In thousands, except per share data)

		Predecessor Basis—Paragon Systems, Inc.
	Consolidated Year ended December 31, 2004	January 1, 2004 to February 27, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(restated, Note 2)
Revenues	$25,425	$4,705	$29,395	$21,364
Cost of revenues:
Direct labor	13,810	2,481	16,070	11,983
Indirect labor and other contract support costs	10,223	2,113	11,151	7,615
Amortization of government contracts	298	—	—	—
	24,331	4,594	27,221	19,598
Gross profit	1,094	111	2,174	1,766
Selling, general and administrative	2,115	230	1,466	1,179
Operating income (loss)	(1,021)	(119)	708	587
Income from investment in joint venture	1,637	—	—	—
Other income (expense):
Interest income	3	—	12	23
Interest expense	(1,380)	(11)	(30)	(7)
Interest on preferred stock subject to mandatory redemption	(250)	—
	(1,627)	(11)	(18)	16
Income (loss) before income taxes	(1,011)	(130)	690	603
Income tax expense (benefit)	(384)	—	40	—
Net income (loss)	$(627)	$(130)	$650	$603
Pro forma income tax expense (benefit)		(49)	262	229
Proforma net income (loss)		$(81)	$428	$374
Basic net income (loss) per common share	$(0.76)
Diluted net income (loss) per common share	$(0.76)
Basic weighted average number of common shares	828
Diluted weighted average number of common shares	1,269

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Shareholders’ Equity (Deficit)

(In thousands)

	Predecessor Basis Paragon Systems, Inc.			Successor Basis Tri-S Security Corporation
						Series A		Series B
	Common Stock		Treasury	Common Stock		Convertible Preferred Stock		Convertible Preferred Stock		Additional Paid-In	Retained Earnings
	Shares	Cost	Stock	Shares	Cost	Shares	Cost	Shares	Cost	Captial	(Deficit)	Total
Predecessor Basis
Balance at December 31, 2001	940	$1	$—								$2,386	$2,387
Net income	—	—	—								603	603
Balance at December 31, 2002	940	1	—								2,989	2,990
Net income	—	—	—								650	650
Balance at December 31, 2003	940	1	—								3,639	3,640
Net income (loss)	—	—	—								(130)	(130)
Balance at February 27, 2004	940	$1	$—								$3,509	$3,510

Successor Basis
Balance at February 27, 2004	940	$1	—		$—	—	$—	—	$—	$—	$3,509	$3,510
Reverse capital structure of predecessor	(940)	(1)	—		—	—	—	—	—	—	(3,509)	(3,510)
Capital structure of successor at December 31, 2003	—	—		828	1	100	460	40	196	115	(413)	359
Net loss for year ended December 31, 2004 (restated, Note 2)	—	—		—	—	—	—	—	—	—	(627)	(627)
Balance at December 31, 2004 (restated, Note 2)	—	$—		828	$1	100	$460	40	$196	$115	$(1,040)	$(268)

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Cash Flows

(In thousands)

		Predecessor Basis—Paragon Systems, Inc.
	Consolidated Year ended December 31, 2004	For the period January 1, 2004 to February 27, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(restated, Note 2)
Cash flow from operating activities:
Net income (loss)	$(627)	$(130)	$650	$603
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Income from investment in joint venture	(1,637)
Depreciation and amortization	617	28	175	68
Deferred income tax benefits	(414)	—	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	544	(1,161)	157	(673)
Prepaid expenses and other assets	393	(499)	10	(5)
Trade accounts payable	(262)	62	(872)	(313)
Accrued salaries	107	(59)	(162)	259
Payroll withholding	(63)	226	(47)	67
Accrued vacation	2	85	181	155
Accrued interest expense	316	—	—	—
Accrued interest on redeemable preferred stock	250	—	—	—
Other accrued expenses	(175)	692	(81)	(131)
Income taxes payable	(207)	(111)	152	(127)
Net cash provided (used) by operating activities	(1,156)	(867)	163	(97)
Cash flow from investing activities:
Acquisition of subsidiary	(2,300)	—	—	—
Investment in joint venture	—	—	(715)	—
Proceeds from investment in joint venture	1,437	715	—	—
Proceeds from sale of property and equipment	14	—	—	—
Purchase of property and equipment	(67)	—	(427)	(127)
Net cash provided (used) by investing activities	(916)	715	(1,142)	(127)
Cash flow from financing activities:
Proceeds (repayments) of short-term notes	3,067	(405)	676	454
Proceeds (repayments) of capital lease obligations	(65)	(13)	272	—
Deferred initial public offering costs	(599)	—	—	—
Loan costs	(120)	—	—	—
Net cash provided (used) by financing activities	2,283	(418)	948	454
Net increase (decrease) in cash and cash equivalents	211	(570)	(31)	230
Cash and cash equivalents at beginning of period	102	846	877	647
Cash and cash equivalents at end of period	$313	$276	$846	$877
Supplemental disclosures of cash flow information:
Interest paid	$931	$6	$30	$7
Income taxes paid	$224	$—	$—	$127
Issuance of notes and preferred stock in business acquisition	$13,706	$—	$—	$—

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

                On February 27, 2004, Tri-S Security Corporation (“Tri-S” or the “Company”) completed the acquisition (the “Acquisition”) of Paragon Systems, Inc. (“Paragon”). Tri-S acquired all of the outstanding capital stock of Paragon for a total purchase price of $16,006 payable in cash, redeemable preferred stock, and notes payable.

                For periods subsequent to the Acquisition, the accompanying financial statements represent the consolidated statements of Tri-S and its wholly owned subsidiary, Paragon. All intercompany transactions and balances have been eliminated in consolidation.

                Tri-S did not have any operating businesses prior to the Acquisition. Expenses consisted primarily of services performed and fees incurred associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The financial statements of Paragon, as an operating entity, are the more relevant information available prior to the Acquisition of Paragon by Tri-S. Consequently, the accompanying financial statements present the financial statements of Paragon as the “Predecessor” prior to the Acquisition and the consolidated financial statements of Tri-S as the “Successor” subsequent to the Acquisition.

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

                Concentrations of Credit Risk

                Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company’s policy is to maintain balances with high credit quality financial institutions. The Company has not sustained material credit losses from instruments held at financial institutions. The Company provides services under contracts with various Federal agencies. The Company maintained an allowance for doubtful accounts of $536 and $50 at December 31, 2004 and 2003, respectively, as a reserve against potential billing adjustments.

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

                The Company has determined pro forma amounts as if the fair value method required by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation. See Note 11 for descriptions of the Company’s stock-based compensation plans. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model. The pro forma effect on the net loss of the Company for the year ended December 31, 2004 and for the net loss of Tri-S, the Successor Company, for the years ended December 31, 2003 and 2002 as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	2004	2003	2002
	(restated, Note 2)
Net loss attributable to common shareholders:
As reported	$(627)	$(217)	$(136)
Pro forma	$(627)	$(218)	$(138)
Basic and diluted net loss per share attributable to common shareholders:
As reported	$(0.76)	$(0.26)	$(0.17)
Pro forma	$(0.76)	$(0.26)	$(0.17)

                The weighted-average estimated fair value of options granted during 2002 was $0.03 per share. For purposes of computing the pro forma amount above, the minimum value of the options was calculated using a volatility factor of zero, an estimated option life of seven years and a risk-free interest rate assumption of 4.84%.

                Fair Value of Financial Instruments

                The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s short-term loans and capital lease obligations approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2004 and 2003.

                Retirement Plan

                Substantially all of Paragon’s employees are eligible to participate in a 401(k) defined contribution plan. Under the terms of the plan, employees may elect to defer up to ten percent of their compensation subject to Internal Revenue Service limitations. Paragon provides discretionary matching contributions on these deferrals each year based upon determinations by the board of directors. Paragon did not make any matching contributions for 2004, 2003 and 2002.

                Cash Equivalents

                The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                Investment in Joint Venture

                In December 2003, Paragon acquired a 10% interest in Army Fleet Support, LLC. The investment is accounted for under the equity method. The cost of the investment was determined as part of the allocation of the purchase price of Paragon (see Note 2). The cost of the joint venture in excess of the net equity of the joint venture is attributed to the value of the joint venture's contract with the federal government and is being amortized over the life of the contract, which is 10 years. The company records income from the investment equal to the Company’s share of the net earnings of the joint venture less amortization of the difference between the cost of the joint venture and The Company's share of the net equity of the joint venture. The joint venture asset is increased by the Company’s share of the net earnings of the joint venture and decreased by cash received from the joint venture and amortization of the difference between the cost of the joint venture and The Company's share of the net equity of the joint venture. During 2004, subsequent to the Acquisition, the Company received distributions of $1,437 from Army Fleet Support, LLC.

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

                SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from five to nine years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets.

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

                Income Taxes

                Beginning with its S corporation election on January 1, 1999, and prior to its acquisition by Tri-S on February 27, 2004, Paragon was taxed as a subchapter S corporation. All income and losses of Paragon were allocated to the shareholders for inclusion in their respective income tax returns. Prior to its election as a subchapter S corporation, Paragon was taxed as a C corporation and was subject to taxes on income earned prior to its election as an S corporation. Upon election as an S Corporation, Paragon became subject to built in gain taxes which relate to differences between the fair market value and the tax basis of assets as of the date a C corporation elects S status. These taxes paid by the S corporation are deductible by shareholders. The provision for income taxes of Paragon as the Predecessor consists of built-in gains taxes. Paragon’s S election was automatically terminated upon its acquisition by Tri-S.

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

                Recently Issued Accounting Pronouncements

                In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities. FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have any impact on the Company’s financial position or results of operations.

                In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. SFAS No. 150 became effective for the Company at the beginning of the third quarter of 2003. The Company agreed to issue preferred shares subject to mandatory redemption in conjunction with the acquisition as more fully discussed in Note 3. The preferred shares subject to mandatory redemption are accounted for in accordance with SFAS No. 150.

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and the effect that the adoption of SFAS 123R will have on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption.

2.             Restatement

                On October 27, 2005, the Audit Committee determined the Company's consolidated financial statements for the year ended December 31, 2004 should be restated. The restatement is required for the Company's 10% equity interest in Army Fleet Support, LLC, to use the equity method of accounting as required by Account Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock'' and Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries".

                The following tables present the effect of the restatement on the originally reported financial position and results of operations as of and for the year ended December 31, 2004. The originally reported cash flows from operating, investing, and financing activities were not affected.

	December 31, 2004 As Originally Reported	December 31, 2004 Restated

Balance Sheet:

Current assets	$6,636	$6,636
Investment in joint venture	6,665	8,302
Other non-current assets	9,680	9,680

Total assets	$22,981	$24,618

Current liabilities	$14,440	$14,440
Other non-current liabilities	9,822	10,446
Stockholders' equity (deficit)	(1,281)	(268)

Total liabilities and stockholders' equity	$22,981	$24,618

Statement of Operations:

Revenues	$25,425	$25,425
Cost of revenues	24,331	24,331

Selling, general and administrative	2,115	2,115
Income from joint venture	0	1,637
Other income (expense)	(1627)	(1627)

Net income (loss) before income taxes	(2,648)	(1,011)

Income tax expense (benefit)	(1,008)	(384)

Net income (Loss)	$(1,640)	$(627)

Basic net income (loss) per share	$(1.98)	$(0.76)
Diluted net income (loss) per share	$(1.98)	$(0.76)

Notes 3, 8, 10, 12 and 16 have been updated to reflect this restatement.

3.             Acquisition of Paragon Systems, Inc.

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

                Simultaneous with the closing of the Acquisition, Paragon sold $4,295 in receivables to LSQ Funding, L.L.C., an unaffiliated company which factors receivables (“LSQ”). The proceeds of the transaction were utilized as follows:

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

                The investment in the joint venture was valued based on the expected future distributions from the investment. The joint venture is accounted for in accordance with the equity method of accounting. Federal contracts will be amortized over a period of nine years and non-compete agreements will be amortized over five years. The $7,717 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets was recorded as goodwill.

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

	Combined Pro Forma Statements of Operations
	For the year ended December 31, 2004	For the year ended December 31, 2003
	(restated)
Revenues	$30,130	$29,395
Operating loss	$(1,209)	$(71)
Net loss	$(843)	$(576)
Basic loss per common share	$(1.02)	$(0.70)
Diluted loss per common share	$(1.02)	$(0.70)

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

4.             Sales to Major Customers

                The Company’s principal operation is to provide contract guard services to various Federal agencies. Substantially all of the Company’s revenues are derived from ten customers. Contracts with five Federal agencies account for approximately 80% of the Company’s revenue.

5.             Related Party Transactions

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

(ii) payment of an annual bonus equal to 5% of the Company’s income before income taxes for such year plus cash distributions from the joint venture, provided that such bonus may not exceed 150% of Mr. Farrell’s base salary for such year; (iii) prohibition against Mr. Farrell’s disclosure of confidential information for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of the employment agreement if his employment is terminated by the Company without cause or by Mr. Farrell for “good reason”. For the year ending December 31, 2004, Mr. Farrell’s salary under his employment agreement is $254,000.

                Indebtedness of Management

                Pursuant to Mr. Farrell’s employment agreement with the Company, Mr. Farrell, Chief Executive Officer and President of the Company, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company, he agreed to forfeit $290,000 thereof and accept a cash bonus of $145,000 and a loan for $100,000. In connection with the loan, Mr. Farrell issued a promissory note to the Company dated December 31, 2004 in the principal amount of $100,000, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of the Company’s common stock or any combination thereof.

6.             Property and Equipment

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

7.             Goodwill and Other Intangible Assets

                The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

Balance as of January 1, 2004	$—
Acquisition costs	30
Goodwill acquired during the period	7,717
Balance as of December 31, 2004	$7,747

                Information regarding the Company’s intangible assets that are being amortized is as follows:

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

                Estimated future amortization expense for acquisition-related intangible assets on the Company’s December 31, 2004 consolidated balance sheet for the fiscal years ending December 31, is as follows:

2005	$471
2006	382
2007	328
2008	199
2009	58
Thereafter	70
$1,508

8.             Investment in Unconsolidated Affiliate

                In conjunction with the Paragon Systems, Inc. acquisition on February 27, 2004, the Company acquired a 10% interest in the Army Fleet Service joint venture (see Note 1 and Note 3). The value of the investment in the joint venture at the acquisition date was $8,102 as established through an independent appraisal. The cost of the joint venture in excess of the net equity of the joint venture is attributed to the value of the joint venture's contract with the federal government and is being amortized straight-line over the life of the contract, which is 10 years.

                The Company accounts for its investment in the joint venture using the equity method. Accordingly, the investment in the joint venture is increased by the Company’s share of the joint venture’s earnings and reduced by the cash received from the joint venture and amortization of the difference between the cost of the joint venture and the Company's share of the net equity of the joint venture.

                The investment in the joint venture was affected by the following transactions for the 10 months ended December 31, 2004:

Investment in joint venture—February 27, 2004	$8,102
Company’s interest in earnings of the joint venture	2,324
Amortization of the investment in the joint venture	(687)
Cash received form the joint venture	(1,437)
Investment in joint venture—December 31, 2004	$8,302

                Summarized unaudited balance sheet information for the joint venture as of December 31, 2004 is as follows:

Total assets	$39,189

Total liabilities	$28,200
Equity	10,989
Total liabilities and equity	$39,189

                Summarized unaudited statement of operations information for the unconsolidated joint venture for the 10 months ended December 31, 2004 is as follows:

Contract revenues	$221,132
Operating income	24,805
Net earnings	23,237

9.             Debt and Other Obligations

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

                In February 2004, Paragon entered into a factoring arrangement and began to sell certain of its accounts receivable to LSQ Funding, LLC (“LSQ”). LSQ provides advances of up to 85% (90% after July 27, 2004) of eligible accounts receivable in exchange for a funds usage rate equal to prime plus 2.0% on the outstanding funds advanced plus a factoring commission. The factoring commission is equal to a discount of 1.25% (1.00% after February 9, 2005) of gross factored sales plus an invoice service fee of 1.0% depending on days outstanding on factored invoices. For advances in excess of 85% (90% after July 27, 2004) of eligible accounts receivable, an over-advance charge of 0.75% applies. LSQ may require Paragon to repurchase factored receivables for various reasons including uncollectibility or delinquency as defined in the agreement. Because LSQ has recourse to Paragon on factored receivables, accounts receivable are shown gross on the balance sheet and advances are shown as short-term notes payable. The Company’s obligations to LSQ are secured by a lien on all of the Company’s assets.

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

                The promissory notes with an outstanding principal balance of $6,206 were originally due $5,500 on May 31, 2004 and $706 on June 10, 2004. The terms of these notes were amended and restated and were paid in full on February 15, 2005 with the proceeds from an initial public offering of the Company’s shares.

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

                Paragon’s payment obligations under the promissory notes issued to the former shareholders of Paragon and the redemption and dividend obligations under the preferred shares subject to mandatory redemption are secured by a pledge to the former shareholders of Paragon of approximately 55% of the capital stock of Paragon.

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

10.          Income Taxes

                The income tax provision for Paragon, the Predecessor Company, consists of built-in gain taxes. The income tax provision for Tri-S, the Successor Company, consists of deferred federal and state tax benefits of $414 and current Alabama state income tax expense of $30 for the year ended December 31, 2004.

                The following is a reconciliation of income taxes for Tri-S for the year ended December 31, 2004 at statutory rates to the provision for income taxes:

Federal tax benefits computed at the statutory rate	$(344)
State tax benefits, net of federal deduction	(40)
Provision for income taxes	$(384)

                Net deferred tax liabilities at December 31, 2004 for Tri-S results from temporary differences associated with the following:

December 31, 2004
Deferred tax assets:
Accounts receivable	200
Total deferred tax assets	200
Deferred tax liabilities:
Investment in joint venture	(2,688)
Intangible assets	(566)
Depreciation	(33)
Total deferred tax liabilities	(3,287)
Net deferred tax liabilities	$(3,087)

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

11.          Lease Obligations

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

12.          Common and Preferred Stock

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

                The following table sets forth the computation of the basic and diluted net income (loss) per share (share amounts in thousands):

Year ended December 31, 2004
(restated, Note 2)
Numerator:
Net income (loss)	$(627)
Denominator:
Weighted average common shares outstanding	828
Denominator for basic calculation	828
Effect of dilutive securities:
Conversion of Series A Convertible Preferred Stock	243
Conversion of Series B Convertible Preferred Stock	129
Common stock options	65
Common stock warrants	4
Denominator for diluted calculation	1,269
Basic net income (loss) per common share	$(0.76)
Diluted net income (loss) per common share	$(0.76)

                The diluted net loss per common share is anti-dilutive, consequently the diluted net loss per common share as presented on the face of the financial statements is the same as the basic net loss per common share.

13.          Stock Options and Warrants

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

                The 2004 Stock Incentive Plan (“Stock Incentive Plan”) was approved and adopted by the board of directors and shareholders on October 13, 2004. The Stock Incentive Plan is administered by the compensation committee of the board of directors in accordance with and subject to the provisions of the Stock Incentive Plan. The committee has the authority to determine all provisions of incentive awards as the committee may deem necessary or desirable and as consistent with the terms of the Stock Incentive Plan. The maximum number of shares of common stock that are available for issuance under the Stock Incentive Plan is 500,000 all of which are available for future grant. The Stock Incentive Plan will terminate at midnight no later than October 13, 2014, unless terminated earlier by action of the board of directors.

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

14.          Contingencies

                The Company is involved in various legal proceedings, including employee discrimination suits, from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings, individually or in the aggregate, which could have a material effect on the financial condition, results of operations or cash flows of the Company.

15.          Subsequent Events

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

                Incident with the public offering, holders of the Company’s existing common stock before the public offering, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock exchanged their shares for a total of 1,200,000 shares of the Company’s common stock. Also, 15,000 shares of the Company’s common stock were issued to a current shareholder of the Company and 20,000 shares of the Company’s common stock were issued to former shareholders of Paragon Systems.

After the initial public offering, 3,305,000 shares of the Company’s common stock were issued and outstanding.

16.          Selected Quarterly Financial Data (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)	(restated)	(restated)
2004
Revenue	$7,283	$7,468	$7,682	$7,697
Gross profit (loss)	$565	$321	$446	$(127)
Net income attributable to common shareholders	$(62)	$(338)	$571	$(879)
Diluted net earnings per share attributable to common shareholders	$(0.07)	$(0.41)	$0.44	$(1.07)
2003
Revenue	$7,223	$6,790	$7,753	$7,629
Gross profit	$679	$559	$519	$417
Net income attributable to common shareholders	$198	$125	$24	$(136)
Diluted net earnings per share attributable to common shareholders	$0.19	$0.12	$0.02	$(0.16)

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION

By:	/s/ Ronald G. Farrell
Ronald G. Farrell Chairman of the Board and Chief Executive Officer

Date:	November 17, 2005

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Initial Public Offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.1	Factoring and Security Agreement dated as of February 27, 2004, between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.2	Assignment of Contract Proceeds dated as of February 27, 2004, between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.3	Assignment of Factoring Credit Balances dated as of July 27, 2004, among Paragon Systems, Inc., LSQ Funding Group, L.L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.4	Promissory Note dated July 27, 2004, made by Paragon Systems, Inc. in favor of BRE LLC in principal amount of $400,000.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.5	Security Agreement dated July 27, 2004, between Paragon Systems, Inc. and BRE LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.6	Agreement Regarding Notes and Preferred Shares dated as of September 29, 2004, among the Company, Paragon Systems, Inc., Harold Bright, Charles Keathley, Robert Luther and John Wilson.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.7	Letter Agreement dated October 6, 2004, between the Company, Paragon Systems, Inc., Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.8	Consent Agreement to Extend Promissory Notes dated as of September 7, 2004 among the Company, Paragon Systems, Inc., Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.9	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in the principal amount of $526,900.	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.10	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Charles Keathley in principal amount of $2,983,750.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.11	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Robert Luther in principal amount of $1,462,450.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.12	Promissory Note dated February 24, 2004, made by the Company in favor of Tom Wilson in the principal amount of $526,900	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.13

Amended and Restated Promissory Note dated September 29, 2004, made by Paragon Systems, Inc. in favor of Charles Keathley, both individually and as agent for Robert Luther, Harold Bright and John Wilson, in principal amount of $706,507.

Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.14	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.15	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.16	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in principal amount of $143,700.	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.17	Promissory Note dated February 24, 2004, made by the Company in favor of Charles Keathley in principal amount of $813,750.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.18	Promissory Note dated February 24, 2004, made by the Company in favor of Robert Luther Bright in principal amount of $398,850.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.19	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in principal amount of $143,700.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.20	Security Agreement dated February 24, 2004, between the Company and Harold Bright.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.21	Security Agreement dated February 24, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.22	Security Agreement dated February 24, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.23	Security Agreement dated February 24, 2004, between the Company and John Wilson.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.24	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.25	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Allbritten. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.26	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Harold Bright. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.27	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Carla J. Cilyok. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.28	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Keathley. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.29	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Robert N. Luther. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.30	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and John T. Wilson. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.31

Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company’s outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.32	Office Lease Agreement dated November 2003, between Paragon Systems, Inc. and Southpark Office Centre.	Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.33	Lease Agreement dated October 7, 2003, between Paragon Systems, Inc. and Gwen Reed for 2319 Market Place, Huntsville, Alabama.	Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.34	Lease Agreement dated October 7, 2003, between Paragon Systems, Inc. and Gwen Reed for 3317 Triana Boulevard, Huntsville, Alabama.	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.35	Office Services Agreement, between the Company and Interactive Offices Mansell, LLC.	Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.36	Building Lease Agreement dated June 29, 1996, between Paragon Systems, Inc. and Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.37	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.38	Agreement dated December 16, 2003 among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.39	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL- CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.40	Agreement dated December 1, 2003 between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.41	Joint Venture limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.42	2004 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.43	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.44	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.45	Federal Government Contract #DAAH01-00-C-0057.	Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.46	Federal Government Contract #TFTC-00-22, as amended.	Incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.47	Federal Government Contract #DTCG-84-01-N-AA8002, as amended.	Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.48	Federal Government SubContract #DASG60.	Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.49	Federal Government Contract ####-##-####, as amended.	Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.50	Federal Government Contract #DTCG84-03-F-3N4005.	Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.51	Federal Government Contract #NS-7790.	Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.52	Federal Government Contract #600-00-60012.	Incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.53	Federal Government Contract #0600-03-60006.	Incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.54	Federal Government Contract #DACW38-03-D-0002.	Incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.55	Federal Government Contract #GS-07F-0418K, as amended.	Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.56	Federal Government Contract #GS-07F-0418K, as amended.	Incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.57	Federal Government Contract #AFR-RHG-05-C-001.	Incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.58	Form of Market Stand-Off Agreement.	Incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.59	Consulting Agreement dated March 25, 2002 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.60	Employment Agreement dated March 25, 2002 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.61	Letter Agreement dated December 7, 2004 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.62	Letter Agreement dated November 30, 2004 among the Company, Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.63	Letter Agreement dated December 14, 2004 among the Company, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.64	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.65	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.66	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
23.1	Consent of Miller Ray & Houser LLP (Tri-S Security Corporation).	Filed herewith.
23.2	Consent of Miller Ray & Houser LLP (Paragon Systems, Inc.).	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.