Form 10-Q/A
period 2005-03-31
TRI-S SECURITY CORP
filed 2005-11-21
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

AMENDMENT NO. 1

on

FORM 10-Q/A

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

Royal Centre One, 11675 Great Oak Way, Suite 120, Alpharetta, GA 30022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 11, 2005: 3,323,700.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on November 2, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Original Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 should be restated to account for the Company’s 10% equity interest in Army Fleet Support, LLC, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method, rather than the cost method, of accounting as required by Account Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The restated consolidated financial statements for the quarter ended March 31, 2005 included in the Amendment (the “Restatement”) report a net loss $439,000 as opposed to a net loss of $46,000 as reported in the Original Report. See Note 2 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2005

Tri-S Security Corporation and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(restated, Note 2)	(restated, Note 2)
Assets
Current assets:
Cash and cash equivalents	$1,853	$313
Trade accounts receivable, net	4,782	5,312
Deferred initial public offering costs	—	633
Deferred income taxes	200	200
Prepaid expenses and other assets	974	178

Total current assets	7,809	6,636

Property and equipment, less accumulated depreciation	262	325
Note receivable - officer	102	100
Investment in joint venture	8,536	8,302
Investment in government contracts, net	1,073	1,172
Non compete agreements, net	304	318
Deferred loan cost, net	—	18
Goodwill	7,747	7,747

Total assets	$25,833	$24,618

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$139	$351
Accrued salaries	1,022	774
Payroll and payroll withholding taxes	295	347
Accrued vacation	682	612
Accrued interest expense	—	316
Accrued interest on preferred stock subject to mandatory redemption	25	250
Other accrued expenses	1,275	689
Income taxes payable	572	212
Short-term notes payable	1,736	10,798
Current portion of capital lease obligations	92	91

Total current liabilities	5,838	14,440

Other liabilities:
Capital lease obligations, less current portion	78	103
Income taxes payable	704	1,056
Deferred income taxes	3,246	3,287
Series C preferred stock subject to mandatory redemption	6,000	6,000

Total liabilities	15,866	24,886

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Series A convertible preferred stock 100,000 shares issued and outstanding		460
Series B convertible preferred stock, 40,000 shares issued and outstanding		196
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,285,000 and 827,832 shares issued and outstanding at March 31, 2004 and December 31, 2005, respectively	3	1
Additional paid-in capital	11,050	115
Retained earnings (deficit)	(1,086)	(1,040)

Total stockholders’ equity (deficit)	9,967	(268)

Total liabilities and stockholders’ equity (deficit)	$25,833	$24,618

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

			Predecessor Basis
			Paragon Systems, Inc.
	Three Months	Three Months	January 1, 2004
	Ended	Ended	to
	March 31 2005	March 31 2004	February 27, 2004
	(restated, Note 2)	(restated, Note 2)
Revenues	$7,979	$2,578	$4,705

Cost of revenues:
Direct labor	4,216	1,264	2,481
Indirect labor and labor related costs	3,002	720	1,892
Other contract support costs	318	110	221
Amortization of government contracts	95	30	—
	7,631	2,124	4,594
Gross profit	348	454	111

Selling, general and administrative	678	213	230
Operating income (loss)	(330)	241	(119)
Income from investment in joint venture	634	(10)
Other income (expense):
Interest income	12	1	—
Interest expense	(315)	(174)	(11)
Interest on preferred stock subject to mandatory redemption	(75)	(25)	—
	(378)	(198)	(11)

Income (loss) before income taxes	(74)	33	(130)

Income tax expense (benefit)	(28)	13	—

Net income (loss)	$(46)	$20	$(130)

Pro forma income tax expense (benefit)			(49)

Proforma net income (loss)			$(81)

Basic net income (loss) per common share	$(0.02)	$0.02
Diluted net income (loss) per common share	$(0.02)	$0.02
Basic weighted average number of common shares	2,358	825
Diluted weighted average number of common shares	2,459	1,262

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months	Three Months	For the period
	Ended	Ended	January 1, 2004 to
	March 31 2005	March 31 2004	February 27, 2004
	(restated, Note 2)	(restated, Note 2)
Cash flow from operating activities:
Net income (loss)	$(46)	$20	$(130)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Income) loss from investment in joint venture	(634)	10
Depreciation and amortization	194	70	28
Deferred income tax benefits	(41)	(3)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	530	1,098	(1,161)
Prepaid expenses and other assets	(796)	15	(499)
Trade accounts payable	(212)	(363)	62
Accrued salaries	248	(36)	(59)
Payroll and payroll withholding taxes	(52)	(160)	226
Accrued vacation	70	17	85
Accrued interest expense	(316)	47	—
Accrued interest on redeemable preferred stock	(225)	25	—
Other accrued expenses	584	(294)	692
Income taxes payable	8	(38)	(111)

Net cash provided (used) by operating activities	(688)	408	(867)

Cash flow from investing activities:
Acquisition of subsidiary	—	(2,300)	—
Proceeds from investment in joint venture	400	—	715

Net cash provided (used) by investing activities	400	(2,300)	715

Cash flow from financing activities:
Proceeds from initial public offering	11,079	—	—
Proceeds (repayments) of short-term notes	(9,062)	2,902	(405)
Proceeds (repayments) of capital lease obligations	(24)	(7)	(13)
Deferred initial public offering costs	(165)	—	—
Loan costs	—	(120)	—

Net cash provided (used) by financing activities	1,828	2,775	(418)

Net increase (decrease) in cash and cash equivalents	1,540	883	(570)
Cash and cash equivalents at beginning of period	313	102	846
Cash and cash equivalents at end of period	$1,853	$985	$276

Supplemental disclosures of cash flow information:
Interest paid	$931	$148	$6
Income taxes paid	$6	$54	$—

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

2.     Restatement

On October 27, 2005, the Audit Committee determined the Company’s consolidated financial statements for the year ended December 31, 2004 and for the three months ended March 31, 2005 should be restated.  The restatement is required for the Company’s 10% equity interest in Army Fleet Support, LLC, to use the equity method of accounting as required by Account Principles Board Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The following tables present the effect of the restatement on the originally reported financial position and results of operations as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005 and 2004.  The originally reported cash flows from operating, investing, and financing activities were not affected.

	December 31, 2004	December 31, 2004	March 31, 2005	March 31, 2005
	As Originally Reported	Restated	As Originally Reported	Restated
Balance Sheet:

Current assets	$6,636	$6,636	$7,809	$7,809
Investment in joint venture	6,665	8,302	6,265	8,536
Other non-current assets	9,680	9,680	9,488	9,488

Total assets	$22,981	$24,618	$23,562	$25,833

Current liabilities	$14,440	$14,440	$5,838	$5,838
Other non-current liabilities	9,822	10,446	9,163	10,028
Stockholder’s equity (deficit)	(1,281)	(268)	8,561	9,967

Total liabilities and stockholders’ equity	$22,981	$24,618	$23,562	$25,833

			Predecessor Basis
			Paragon Systems, Inc
	Three Months Ended	Three Months Ended	January 1, 2004	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2004	to	March 31, 2005	March 31, 2005
	As Originally Reported	Restated	February 27, 2004	As Originally Reported	Restated

Statement of Operations:

Revenues	$2,578	$2,578	$4,705	$7,979	$7,979
Cost of revenues	2,124	2,124	4,594	7,631	7,631

Selling, general and administrative	213	213	230	678	678
Income from joint venture	0	(10)	0	0	634
Other income (expense)	(198)	(198)	(11)	(378)	(378)

Net income (loss) before income taxes	43	33	(130)	(708)	(74)

Income tax expenses (benefit)	16	13	0	(269)	(28)

Net income (loss)	$27	$20	$(130)	$(439)	$(46)

Basic net income (loss) per share	$0.03	$0.02		$(0.19)	$(0.02)
Diluted net income (loss) per share	$0.02	$0.02		$(0.19)	$(0.02)

3.              Income Taxes

We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss carry forwards.

4.              Initial Public Offering

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

5.              Acquisition of Paragon Systems, Inc.

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

6.              Common and Preferred Stock

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

7.              Contingencies

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

8.     Investment in Unconsolidated Affiliate

In conjunction with the Paragon Systems, Inc. acquisition on February 27, 2004, the Company acquired a 10% interest in the Army Fleet Service Joint Venture. The value of the investment in the joint venture at the acquisition date was $8,102 as established through an independent appraisal. The Company amortizes the cost of its investment in the joint venture using a 10 year life which approximates the anticipated life of the joint venture.

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the investment in the joint venture is increased by the Company’s share of the joint venture’s earnings and reduced by the amortization of the investment in the joint venture and the cash received from the joint venture.

The investment in the joint venture was effected by the following transactions for the three months ended March 31, 2005 and the one month ended March 31, 2004:

	Three Months	One Month
	Ended	Ended
	March 31, 2005	March 31, 2004

Investment in joint venture – Beginning	$8,302	$8,102
Company’s interest in earnings of the joint venture	840	59
Amortization of the investment in the joint venture	(206)	(69)
Cash received from the joint venture	(400)	—

Investment in joint venture – Ending	$8,536	$8,092

Summarized unaudited balance sheet information for the joint venture as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004

Total Assets	$50,268	$39,189

Total Liabilities	$34,879	$28,200

Equity	15,389	10,989

Total Liabilities and Equity	$50,268	$39,189

Summarized unaudited statement of operations information for the unconsolidated joint venture for the 3 months ended March 31, 2005 and 1 month ended march 31, 2004 is as follows:

	Three Months	One Month
	Ended	Ended
	March 31, 2005	March 31, 2004
Contract revenues	$77,964	$22,012
Operating income	8,424	602
Net earnings	8,401	590

9.              Subsequent Event

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

Item 2:                                                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 (the “Quarterly Report”) contains, and other reports or materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are loss of customers, failure of customers to renew or extend existing contracts for security guard services and the risk factors detailed from time to time in our periodic reports and registration statements filed with the SEC.  All forward-looking statements are made pursuant to the PSLRA and as such speak only as of the date made.

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

Income from the Army Fleet Support, JV increased by $644,000 to $634,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The $634,000 is a result of $840,000 of net earnings from the joint venture, less $206,000 of amortization expense for the difference between our cost and our share of the net equity of the joint venture.  In the three months ended March 31, 2004, we recognized $59,000 of net earnings from the Joint Venture, less $69,000 of amortization expense.

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

Item 4:                                                          Controls and Procedures

In the Original Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Quarterly Report, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were effective. This conclusion was reached after our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.

In connection with preparing the restated consolidated financial statements included in the Amendment, our Chief Executive Officer and Chief Financial Officer further evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were ineffective because in the Original Report we accounted for our 10% equity interest in Army Fleet Support in accordance with cost method of accounting rather than the equity method of accounting.

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

TRI-S SECURITY CORPORATION

Date: November 17, 2005	/s/ Ronald G. Farrell
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

10.3                           Summary of Board Compensation. (Previously filed.)

10.4         Federal Government Contract # DAAH 01-00-C-0057, as amended. (Previously filed.)

31.1         Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2         Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1         Section 1350 Certification by the Company’s Chief Executive Officer.

32.2         Section 1350 Certification by the Company’s Chief Financial Officer.