Form 10-Q/A
period 2005-06-30
TRI-S SECURITY CORP
filed 2005-11-21
CIK 1304901

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

Indicate by check mark whether the registrant as a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒.

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 5, 2005: 3,323,700.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on November 2, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and the Original Report should be restated to account for the Company’s 10% equity interest in Army Fleet Support, LLC, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method, rather than the cost method, of accounting as required by Account Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The restated consolidated financial statements for the quarter ended June 30, 2005 included in the Amendment (the “Restatement”) report net income of $124,000 as opposed to a net loss of $133,000 as reported in the Original Report. See Note 2 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2005

INDEX

		Page No.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004 and for the Period From January 1, 2004 to February 27, 2004	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Period From January 1, 2004 to February 27, 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		16

Item 6.	Exhibits	17

Signature Page		18

Exhibit Index		19

Tri-S Security Corporation and Subsidiary

Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(restated, Note 2)	(restated, Note 2)
Assets
Current assets:
Cash and cash equivalents	$1,425	$313
Trade accounts receivable, net	5,742	5,312
Deferred initial public offering costs	—	633
Refundable income taxes	140	—
Deferred income taxes	200	200
Prepaid expenses and other assets	864	178

Total current assets	8,371	6,636

Property and equipment, less accumulated depreciation	220	325
Note receivable - officer	105	100
Investment in joint venture	8,495	8,302
Investment in government contracts, net	990	1,172
Non compete agreements, net	273	318
Deferred loan cost, net	—	18
Goodwill	7,747	7,747

Total assets	$26,201	$24,618

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$49	$351
Accrued salaries and wages	1,399	774
Payroll and payroll withholding taxes	296	347
Accrued vacation	639	612
Accrued interest expense	—	316
Accrued interest on preferred stock subject to mandatory redemption	100	250
Other accrued expenses	925	689
Income taxes payable	—	212
Note payable to financial institution	1,716	3,092
Short-term notes payable	—	7,706
Current portion of capital lease obligations	91	91

Total current liabilities	5,215	14,440

Other liabilities:
Capital lease obligations, less current portion	57	103
Income taxes payable	—	1,056
Deferred income taxes	4,743	3,287
Series C preferred stock subject to mandatory redemption	6,000	6,000

Total liabilities	16,015	25,682

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized Series A convertible preferred stock 100,000 shares issued and outstanding	—	460
Series B convertible preferred stock, 40,000 shares issued and outstanding	—	196
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,323,700 and 827,832 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	1
Additional paid-in capital	11,145	115
Retained earnings (deficit)	(962)	(1,040)

Total stockholders’ equity (deficit)	10,186	(268)

Total liabilities and stockholders’ equity (deficit)	$26,201	$24,618

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(restated, Note 2)	(restated, Note 2)
Revenues	$7,745	$7,468

Cost of revenues:
Direct labor	4,122	4,150
Indirect labor and labor related costs	2,502	2,635
Other contract support costs	281	273
Amortization of government contracts	87	88
	6,992	7,146
Gross profit	753	322

Selling, general and administrative	793	454
Operating income (loss)	(40)	(132)
Income from investment in joint venture	414	105
Other income (expense):
Interest income	9	2
Interest expense	(108)	(446)
Interest on preferred stock subject to mandatory redemption	(75)	(75)
	(174)	(519)

Income (loss) before income taxes	200	(546)

Income tax expense (benefit)	76	(207)

Net income (loss)	$124	$(339)

Pro forma income tax expense (benefit)

Proforma net income (loss)

Basic net income (loss) per common share	$0.04	$(0.41)
Diluted net income (loss) per common share	$0.04	(0.41)
Basic weighted average number of common shares	3,315	828
Diluted weighted average number of common shares	3,376	1,265

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations

Unaudited

(In thousands, except per share data)

			Predecessor Basis
			Paragon Systems, Inc.
	Six Months	Six Months	January 1, 2004
	Ended	Ended	to
	June 30, 2005	June 30, 2004	February 27, 2004
	(restated, Note 2)	(restated, Note 2)
Revenues	$15,724	$10,046	$4,705

Cost of revenues:
Direct labor	8,338	5,414	2,481
Indirect labor and labor related costs	5,504	3,355	1,892
Other contract support costs	599	383	221
Amortization of government contracts	182	118	—
	14,623	9,270	4,594
Gross profit	1,101	776	111

Selling, general and administrative	1,471	667	230
Operating income (loss)	(370)	109	(119)
Income from investment in joint venture	1048	95	—
Other income (expense):
Interest income	21	3	—
Interest expense	(423)	(618)	(11)
Interest on preferred stock subject to mandatory redemption	(150)	(102)	—
	(552)	(717)	(11)

Income (loss) before income taxes	126	(513)	(130)

Income tax expense (benefit)	48	(195)	—

Net income (loss)	$78	$(318)	$(130)

Pro forma income tax expense (benefit)			(49)

Proforma net income (loss)			$(81)

Basic net income (loss) per common share	$0.02	$(0.38)
Diluted net income (loss) per common share	$0.02	(0.38)
Basic weighted average number of common shares	3,192	828
Diluted weighted average number of common shares	3,289	1,265

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Cash Flows

Unaudited

(In thousands)

	Six Months	Six Months	For the period
	Ended	Ended	January 1, 2004 to
	June 30, 2005	June 30 2004	February 27, 2004
	(restated, Note 2)	(restated, Note 2)
Cash flow from operating activities:
Net income (loss)	$78	$(318)	$(130)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Income from investment in joint venture	1048	95
Depreciation and amortization	340	213	28
Deferred income tax benefits	(2048)	(385)	—
Common shares issued in exchange for services	95	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(430)	1,294	(1,161)
Prepaid expenses and other assets	(686)	138	(499)
Trade accounts payable	(302)	10	62
Accrued salaries	625	576	(59)
Payroll and payroll withholding taxes	(51)	(87)	226
Accrued vacation	27	107	85
Accrued interest expense	(316)	172	—
Accrued interest on redeemable preferred stock	(150)	102	—
Other accrued expenses	231	(1,068)	692
Income taxes payable	—	(223)	(111)

Net cash provided (used) by operating activities	(1,539)	626	(867)

Cash flow from investing activities:
Acquisition of subsidiary	—	(2,300)	—
Proceeds from sale of property and equipment	10	—	—
Purchase of property and equipment	—	(5)	—
Proceeds from investment in joint venture	855	149	715

Net cash provided (used) by investing activities	865	(2,156)	715

Cash flow from financing activities:
Proceeds from initial public offering	11,079	—	—
Proceeds (repayments) of short-term notes	(9,082)	1,691	(405)
Proceeds (repayments) of capital lease obligations	(46)	(34)	(13)
Deferred initial public offering costs	(165)	—	—
Loan costs	—	(120)	—

Net cash provided (used) by financing activities	1,786	1,537	(418)

Net increase (decrease) in cash and cash equivalents	1,112	7	(570)
Cash and cash equivalents at beginning of period	313	102	846
Cash and cash equivalents at end of period	$1,425	$109	$276

Supplemental disclosures of cash flow information:
Interest paid	$1,039	$548	$6
Income taxes paid	$6	$223	$—

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

2.     Restatement

On October 27, 2005, the Audit Committee determined the Company’s consolidated financial statements for the year ended December 31, 2004 and for the six months ended June 30, 2005 should be restated. The restatement is required for the Company’s 10% equity interest in Army Fleet Support, LLC, to use the equity method of accounting as required by Account Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The following tables present the effect of the restatement on the originally reported financial position and results of operations as of and for the year ended December 31, 2004 and as of and for the six months ended June 30, 2005 and 2004. The originally reported cash flows from operating, investing, and financing activities were not affected.

	December 31, 2004 As Originally Reported	December 31, 2004 Restated	June 30, 2005 As Originally Reported	June 30, 2005 Restated
Balance Sheet:

Current Assets	$6,636	$6,636	$8,371	$8,371
Investment in Joint Venture	6,665	8,302	5,810	8,495
Other non-current assets	9,680	9,680	9,335	9,335

Total Assets	$22,981	$24,618	$23,516	$26,201

Current Liabilities	$14,440	$14,440	$5,215	$5,215
Other non-current liabilities	9,822	10,446	9,778	10,800
Stockholder's Equity (deficit)	(1,281)	(268)	$8,523	10,186
Total Liabilities and Stockholder’s Equity	$22,981	$24,618	$23,516	$26,201

	Three Months Ended June 30, 2004 As Originally Reported	Three Months Ended June 30, 2004 Restated	Three Months Ended June 30, 2005 As Originally Reported	Three Months Ended June 30, 2005 Restated
Statement of Operations:

Revenues	$7,468	$7,468	$7,745	$7,745
Cost of Service	7,146	7,146	6,992	6,992

Selling, general & administrative	454	454	793	793
Income from Joint Venture	0	105	0	414
Other income (expense)	(519)	(519)	(174)	(174)
Net income (loss) before Income Taxes	(651)	(546)	(214)	200

Income Tax Expense (benefit)	$(249)	(207)	(81)	76

Net Income (Loss)	$(402)	$(339)	(133)	124

Basic Earnings per share	$(0.49)	$(0.41)	$(0.04)	$0.04
Diluted Earnings per share	$(0.49)	$(0.41)	$(0.04)	$0.04

	Six Months Ended June 30, 2004 As Originally Reported	Six Months Ended June 30, 2004 Restated	Predecessor Basis Paragon Systems, Inc. January 1, 2004 to February 27, 2004	Six Months Ended June 30, 2005 As Originally Reported	Six Months Ended June 30, 2005 Restated
Statement of Operations:

Revenues	$10,046	$10,046	$4,705	$15,724	$15,724
Cost of Service	9,270	9,270	4,594	14,623	14,623

Selling, general & administrative	667	667	230	1,471	1,471
Income from Joint Venture	0	95	0	0	1,048
Other income (expense)	(717)	(717)	(11)	(552)	(552)
Net Income (loss) before Income Taxes	(608)	(513)	(130)	(922)	126

Income Tax Expense (benefit)	(233)	(195)	0	(350)	48

Net Income (Loss)	$(375)	$(318)	$(130)	$(572)	$78

Basic Earnings per share	$(0.45)	$(0.38)		$(0.18)	$0.02
Diluted Earnings per share	$(0.45)	$(0.38)		$(0.18)	$0.02

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

8.     Investment in Unconsolidated Affiliate

In conjunction with the Paragon Systems, Inc. acquisition on February 27, 2004, the Company acquired a 10% interest in the Army Fleet Service Joint Venture.  The value of the investment in the joint venture at the acquition date was $8,102 as established through an independent appraisal.  The Company amortizes the cost of its investment in the joint venture using a 10 year life which approximates the anticipated life of the joint venture.

The Company accounts for its investment in the joint venture using the equity method.  Accordingly, the investment in the joint venture is increased by the Company’s share of the joint venture’s earnings and reduced by the amortization of the investment in the joint venture and the cash received from the joint venture.

The investment in the joint venture was effected by the following transactions for the three months ended June 30, 2005 and June 30, 2004:

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Investment in joint venture – beginning	$8,536	$8,092
Company’s interest in earnings of the joint venture	$620	311
Amortization of the investment in the joint venture	(206)	(206)
Cash received from the joint venture	(455)	(145)

Investment in joint venture – ending	$8,495	$8,052

Summarized unaudited balance sheet information for the joint venture as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004

Total assets	$48,279	$39,189

Total liabilities	$31,235	$28,200
Equity	17,044	10,989

Total liabilities and equity	$48,279	$39,189

Summarized unaudited statement of operations information for the unconsolidated joint venture for the 3 months ended June 30, 2005 June 30, 2004 is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Contract revenues	$69,483	$55,963
Operating income	6,128	3,121
Net earnings	6,201	3,111

9.     Debt and Other Obligations

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information included in this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 (the “Quarterly Report”)  contains, and other reports or materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or will contain, “forward-looking statements” within the meaning of Section 221E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to the Private Securities Litigation Reform Act of 1995 (the PSLRA”).  Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation, the loss of existing customers, failure of customers to renew or extend existing contracts for security guard services and the other risk factors detailed from time to time in our periodic reports and registration statements filed with the SEC.  All forward-looking statements are made pursuant to the PSLRA and as such speak only as of the date made.

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

Income from the Army Fleet Support increased $309,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  For the three months ended June 30, 2005, we recognized $620,000 of net earnings from the joint venture less $206,000 of amortization expense related to the joint venture, for a net result of $414,000 of income from joint venture.  For the three months ended June 30, 2004, we recognized $105,000 of net income from joint venture, which was comprised of $311,000 net earnings from joint venture and $206,000 of amortization expense.

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

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Even though the Company has a net operating loss carry forward of approximately $1.1 million, the Company has recognized a deferred income tax benefit for the net operating loss carry forward because the Company anticipates reporting income before income taxes in future periods.  In addition, the Company is taxed with respect to its shares of taxable earnings by Army Fleet Support.

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

Income from the Army Fleet Support increased $953,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  For the six months ended June 30, 2005, we recognized $1,460,000 of net earnings from the joint venture less $412,000 of amortization expense related to the joint venture, for a net result of $1,048,000 of income from joint venture.  For the six months ended June 30, 2004, we recognized $95,000 of net income from joint venture, which was comprised of $370,000 net earnings from joint venture and $275,000 of amortization expense.

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

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals Federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Paragon Systems used the cash basis of accounting for income taxes prior to the Acquisition.  Pro forma income tax benefit at 38% is presented for comparative purposes.  Even though Tri-S has a net operating loss carry forward of approximately $1.1 million, the Company has recognized a deferred income tax benefit for the net operating loss carry forward because the Company anticipates reporting income before income taxes in future periods.  The Company is taxed based on its shares of the taxable earnings of Army Fleet Services JV.

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

During the quarter ended June 30, 2005, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.2	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005. (Previously filed.)

10.3	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan. (Previously filed.)

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