Form 10-Q
period 2005-09-30
TRI-S SECURITY CORP
filed 2005-11-21
CIK 1304901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from            to

Commission file number 0-51148

TRI-S SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	30-0016962
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11675 Great Oaks Way, Suite 120, Alpharetta, Georgia 30022
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

Yes ☒ No ☐.

Indicated by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 17, 2005:  3,323,700.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2005

Tri-S Security Corporation and Subsidiary

Balance Sheets

Unaudited

(In thousands, except per share data)

	Sept 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,430	$313
Trade accounts receivable, net	5,480	5,312
Deferred initial public offering costs	—	633
Deferred income taxes	250	200
Prepaid expenses and other assets	590	178

Total current assets	8,750	6,636

Property and equipment, less accumulated depreciation	237	325
Note receivable - officer	102	100
Investment in joint venture	8,660	8,302
Intangibles	1,596	1,508
Goodwill	7,747	7,747

Total assets	$27,092	$24,618

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$468	$351
Accrued expenses	3,161	2,634
Accrued interest expense	25	566
Note payable to financial institution	1,673	3,092
Short-term notes payable	—	7,706
Current portion of capital lease obligations	125	91

Total current liabilities	5,452	14,440

Other liabilities:
Capital lease obligations, less current portion	0	103
Deferred income taxes	3,713	4,343
Series C preferred stock subject to mandatory redemption	6,000	6,000
Long-term notes payable	1,919	0
Total liabilities	17,084	24,886

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Series A convertible preferred stock 100,000 shares issued and outstanding	—	460
Series B convertible preferred stock, 40,000 shares issued and outstanding	—	196
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,323,700 and 827,832 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	1
Additional paid-in capital	11,394	115
Retained earnings (deficit)	(1,389)	(1,040)

Total stockholders’ equity (deficit)	10,008	(268)

Total liabilities and stockholders’ equity (deficit)	$27,092	$24,618

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	Sept 30, 2005	Sept 30, 2004

Revenues	$8,063	$7,682

Cost of revenues:
Direct labor	4,403	4,092
Indirect labor and labor related costs	2,803	2,719
Other contract support costs	393	335
Amortization of government contracts	93	108
	7,692	7,254
Gross profit	371	428

Selling, general and administrative	1,286	456
Operating income (loss)	(915)	(28)

Income from joint venture	403	1,422
Other income (expense):
Interest income	14	—
Interest expense	(120)	(364)
Interest on preferred stock subject to mandatory redemption	(75)	(108)
	(181)	(472)

Income (loss) before income taxes	(693)	922

Income tax expense (benefit)	(263)	350

Net income (loss)	$(430)	$572

Pro forma income tax expense (benefit)

Proforma net income (loss)

Basic net income (loss) per common share	$(0.13)	$0.69
Diluted net income (loss) per common share	$(0.13)	0.45
Basic weighted average number of common shares	3,324	828
Diluted weighted average number of common shares	3,324	1,276

See accompanying notes to financial statements.

			Predecessor Basis
			Paragon Systems, Inc.
	Nine Months	Nine Months	January 1, 2004
	Ended	Ended	to
	Sept 30, 2005	Sept 30, 2004	February 27, 2004

Revenues	$23,787	$17,728	$4,705

Cost of revenues:
Direct labor	12,741	9,506	2,481
Indirect labor and labor related costs	8,307	6,074	1,892
Other contract support costs	992	718	221
Amortization of government contracts	275	252	—
	22,315	16,550	4,594
Gross profit	1,472	1,178	111

Selling, general and administrative	2,757	1,097	230
Operating income (loss)	(1,285)	81	(119)

Income from joint venture	1,451	1,517
Other income (expense):
Interest income	35	3	—
Interest expense	(543)	(983)	(11)
Interest on preferred stock subject to mandatory redemption	(225)	(210)	—
	(733)	(1,190)	(11)

Income (loss) before income taxes	(567)	408	(130)

Income tax expense (benefit)	(215)	155	—

Net income (loss)	$(352)	$253	$(130)

Pro forma income tax expense (benefit)			(49)

Proforma net income (loss)			$(81)

Basic net income (loss) per common share	$(0.11)	$0.31
Diluted net income (loss) per common share	$(0.11)	0.20
Basic weighted average number of common shares	3,236	828
Diluted weighted average number of common shares	3,236	1,276

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiary

Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months	Nine Months	For the period
	Ended	Ended	January 1, 2004 to
	Sept 30, 2005	Sept 30, 2004	February 27, 2004

Cash flow from operating activities:
Net income (loss)	$(352)	$253	$(130)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Income) Loss from Investment in joint venture	(1,451)	(1,517)	0
Depreciation and amortization	481	440	28
Deferred income tax benefits	(1,028)	158	—
Common shares issued in exchange for services	95	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(168)	1,413	(1,161)
Prepaid expenses and other assets	(272)	394	(499)
Trade accounts payable	117	(57)	62
Accrued liabilities	98	59	944
Income taxes payable	138	(224)	(111)

Net cash provided (used) by operating activities	(2,342)	919	(867)

Cash flow from investing activities:
Acquisition of subsidiary	—	(2,024)	—
Proceeds from sale of property and equipment	10	—	—
Purchase of property and equipment	(44)	(62)	—
Cash Disbursements from investment in joint venture	1,092	330	715

Net cash provided (used) by investing activities	1,058	(1,756)	715

Cash flow from financing activities:
Proceeds from initial public offering	11,079	—	—
Proceeds (repayments) of short-term notes	(9,125)	1,517	(405)
Proceeds (repayments) of capital lease obligations	(69)	(43)	(13)
Deferred initial public offering costs	(245)	—	—
Proceeds from issuance of Warrants	289	0	—
Payments for Intangible Assets	0	(426)	—
Proceeds from Notes Payable	1,919	—	—
Deferred Financing Costs	(447)	—	—

Net cash provided (used) by financing activities	3,401	1,048	(418)

Net increase (decrease) in cash and cash equivalents	2,117	211	(570)
Cash and cash equivalents at beginning of period	313	102	846
Cash and cash equivalents at end of period	$2,430	$313	$276

Supplemental disclosures of cash flow information:
Interest paid	$1,307	$346	$6
Income taxes paid	$323	$170	$—

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.                                      Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “We”) provides contract guard services to various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with offices located in Huntsville, Alabama (“Paragon Systems”).  We strive to provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

We were incorporated in Georgia in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004.  Our principal executive offices are located at 11675 Great Oaks Way, Suite 120, Alpharetta, GA 30022, and our telephone number at that address is (678) 808-1540.

2.                                      Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  The financial statements presented are unaudited and have been prepared by management of Tri-S in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included.  For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC, as amended by Amendment No. 1 thereto (the “Annual Report”).  Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.  Certain balance sheet items as of December 31, 2004 have been reclassified to conform to the presentation as of September 30, 2005.

3.                                      Summary of Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues,

expenses and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangible Assets.  We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires goodwill and some intangible assets to no longer be amortized. Instead, goodwill will be subject to an annual impairment test. The goodwill impairment test involves a two-step approach. The first step of the test is to compare the fair value of the reporting unit, which is the business of Paragon Systems, to its book value, including goodwill. The fair value of the reporting unit is measured using discounted projected future cash flows. Cash flow estimates include projections of revenues from existing contracts with Federal government agencies, including projected renewals and extensions. The related costs of revenues are based on our historical costs. The projections are subject to the uncertainties of realizing contract renewals and extensions, the pricing of future contracts and reasonable estimates of future labor costs and other costs of revenues.

If the book value exceeds the fair value, then the second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the book value of that goodwill. If the book value exceeds the implied fair value of that goodwill, then an impairment loss will be recognized to the extent of the excess.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We are currently amortizing our acquired intangible assets with definite lives over periods ranging from five to nine years. Amortizable intangible assets consist of the government contracts we acquired in connection with our acquisition of Paragon Systems on February 27, 2004 (the “Acquisition”) and the non-compete agreements with certain of Paragon Systems’ former owners. We believe that no events or changes in circumstances have occurred that would require an impairment test for these assets.

Investment in Joint Venture.  We account for our 10% equity in Army Fleet Support, LLC, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama (the “Joint Venture”), using the equity method of accounting.  Accordingly, the investment in the Joint Venture is increased by our share of the Joint Venture’s earnings and reduced by the amortization of the investment in the Joint Venture and the cash received from the Joint Venture.

Income Taxes.  We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss carry forwards.

4.                                      Initial Public Offering

In February 2005, we completed an underwritten initial public offering of 1,800,000 units (plus an additional 270,000 units upon the exercise of the underwriters’ over-allotment option), with each unit (a “Unit”) consisting of one share of our common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, at an initial offering price per Unit of $6.00 (the “Initial Public Offering”).  The Initial Public Offering closed with respect to the initial 1,800,000 Units on February 14, 2005 and with respect to the additional 270,000 Units on March 17, 2005.  The aggregate net proceeds to us from the Initial Public

Offering were approximately $11,079,000 after underwriting discounts and commissions, offering expenses and consulting fees.  As of December 31, 2004, we had accrued or paid $633,000 in aggregate costs for the Initial Public Offering.  Since December 31, 2004, we have accrued or paid an additional $205,000 in aggregate costs for the Initial Public Offering.

5.                                      Acquisition of Paragon Systems, Inc.

On February 27, 2004, Tri-S acquired all of the outstanding capital stock of Paragon Systems.  At the closing of the Acquisition, we: (i) paid $10.0 million, of which $2.3 million was paid in cash and $7.7 million was paid through the issuance of promissory notes (the “Paragon Notes”), to the former shareholders of Paragon Systems; and (ii) issued 100 shares of our Series C Redeemable Preferred Stock, par value $1.00 per share (the “Series C Redeemable Preferred Stock”), with an aggregate redemption value of $6.0 million.  After the completion of the Initial Public Offering, we repaid the outstanding principal of the Paragon Notes and paid all unpaid, accrued interest thereon.  We are obligated to redeem the outstanding shares of the Series C Redeemable Preferred Stock no later than February 27, 2007.

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

As of September 30, 2005, we are authorized to issue ten million shares of preferred stock, par value $1.00 per share (the “Preferred Stock”).  Our Board of Directors (the “Board”) is authorized, without further shareholder action, to divide any or all shares of authorized Preferred Stock into series and to fix and determine the designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges.

As of December 31, 2004, we had outstanding 100,000 shares of Series A Convertible Preferred Stock, 40,000 shares of Series B Convertible Preferred Stock and 100 shares of Series C Redeemable Preferred Stock.  In the Exchange and Recapitalization, all of the outstanding shares of Series A Convertible Preferred Stock were exchanged for 242,718 shares of Common Stock and Series B Convertible Preferred Stock were exchanged for 129,450 shares of Common

Stock.  As of September 30, 2005, we did not have outstanding any shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, and we had outstanding 100 shares of Series C Redeemable Preferred Stock.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have no voting rights, except as otherwise required by applicable law, and no redemption, preemptive, dividend or sinking fund rights.

The Series C Redeemable Preferred Stock has no voting rights, except as otherwise required by applicable law, and no preemptive, conversion or sinking fund rights.  In the event of a liquidation, dissolution or winding up of the Company, holders of the Series C Redeemable Preferred Stock are entitled to a liquidation preference, and the holders of shares of Common Stock have a secondary liquidation right to the assets of the Company. The shares of Series C Redeemable Preferred Stock have a redemption value of $60,000 per share.  We may redeem the outstanding shares of the Series C Redeemable Preferred Stock at any time, but must redeem all of the outstanding shares of the Series C Redeemable Preferred Stock no later than February 27, 2007.  The holders of the Series C Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum).

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

8.                                      Investment in Army Fleet Support, LLC

In conjunction with the Acquisition of Paragon Systems on February 27, 2004, the Company acquired a 10% interest in the Joint Venture.  The value of the investment in the Joint Venture at the acquisition date was $8,102,000 as established by an independent appraisal.  The Company amortizes the cost of the investment in excess of the net book value using a 10-year life, which approximates the anticipated life of the Joint Venture.

The Company accounts for its investment in the Joint Venture using the equity method.  Accordingly, the investment in the Joint Venture is increased by the Company’s share of the Joint Venture’s earnings and reduced by the amortization of the investment in the Joint Venture and the cash received from the Joint Venture.

The investment in the Joint Venture was effected by the following transactions for the three months ended September 30, 2005 and September 30, 2004 and the nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004
Investment in Joint Venture – beginning	$8,495	$8,052	$8302	$8,102
Company’s share of earnings in the Joint Venture	609	1,628	2069	1,998
Amortization of the investment in the Joint Venture	(206)	(206)	(618)	(481)
Cash received from the Joint Venture	(238)	(185)	(1093)	(330)

Investment in Joint Venture – ending	$8,660	$9,289	$8660	$9,289

Summarized unaudited balance sheet information for the Joint Venture as of September 30, 2005 and December 31, 2004 is as follows:

	Sept. 30, 2005	Dec. 31, 2004

Total assets	$53,693	$39,189

Total liabilities	$32,940	$28,200
Equity	20,753	10,989

Total liabilities and equity	$53,693	$39,189

Summarized unaudited statement of operations information for the unconsolidated Joint Venture for the three months ended September 30, 2005 and September 30, 2004 and the nine months ended September 30, 2005 and the seven months ended September 30, 2004 is as follows:

	Three Months	Three Months	Nine Months	Seven Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Contract revenues	$74,008	$73,681	$221,454	$151,656
Operating income	6,299	16,343	20,852	20,065
Net earnings	6,086	16,280	20,687	19,982

9.                                      Debt and Other Obligations

In April 2005, Paragon Systems entered into a new Factoring and Security Agreement with LSQ Funding Group, L.C. (“LSQ”) which amended Paragon Systems’ existing factoring agreement with LSQ to increase Paragon Systems’ available credit line to $6.5 million and to decrease the effective borrowing rate on such credit line.

During the third quarter, the Company issued convertible promissory notes with an aggregate principal amount at maturity of $2,115,000 and warrants to purchase 220,312 shares of Common Stock for an aggregate purchase price of $2,115,000.  The notes were issued at a discount and were priced to yield 14.2% per annum.  The face value of the notes is $2,115,000.  Interest is payable monthly on the face value of the notes at a rate of 10% per annum.  The remainder of the interest will accrue and be paid upon the maturity of the notes.  The notes mature three years after issuance in September 2008 and may be prepaid at the option of the Company beginning in September 2006, subject to the satisfaction of certain conditions.

The notes are convertible by the holders thereof at an initial conversion price of $4.80 per share at any time after the Company obtains shareholder approval of the potential issuance in connection with the offering of notes and warrants of more than 20% of the outstanding shares of Common Stock for purposes of complying with the rules governing The Nasdaq Stock Market, Inc.  The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

The Company issued warrants to purchase 66,094 shares of Common Stock to a placement agent as partial consideration for services rendered.  The terms of the warrants issued to the placement agent are similar to the terms of the warrants issued in the offering of the notes in connection with the offering of the notes and warrants.

10.                               Earnings Per Share

The Company uses the treasury stock method to compute Basic and Diluted Earnings Per Share.  For the three months ended Sept 30, 2005 and the nine months ended Sept 30 2005, the Diluted Earnings Per Share equaled the Basic Earnings Per Share because all outstanding options and warrants to purchase Common Stock were anti-dilutive.

11.                               Subsequent Events

During October 2005, the Company issued convertible promissory notes and warrants under similar terms as the notes and warrants described in Note 8.  The Company issued notes with an aggregate principal amount at maturity of $5,900,000 and warrants to purchase 614,583 shares of Common Stock for an aggregate price of $5,900,000.

The Company also issued 184,375 warrants to purchase Common Stock to a placement agent as partial consideration for services rendered in connection with the offering of the notes and warrants.  The terms of the warrants are similar to the terms described in Note 8.

On October 18, 2005, the Company and its subsidiaries entered into a credit agreement (the “Credit Agreement”) with LSQ and BRE LLC (“BRE” and, together with LSQ, the “Lender”) to borrow $5,150,000 under two term loans.  Term Loan A has a principal amount of $1,650,000, matures on October 1, 2007, and is repayable in equal quarterly installments on the first day of each quarter beginning January 1, 2006.  Term Loan B has a principal amount of $3,500,000, matures on October 1, 2009, and is payable in installments of $98,612 on each of October 1, 2006, November 1, 2006 and December 1, 2006 and $295,836 on the first day of each calendar quarter commencing on April 1, 2007.  Interest will accrue on both term loans at the Prime Rate as published by the Wall Street Journal plus 4%.  Interest is payable on the first day of each month beginning November 1, 2005.  The principal amount of the term loans is also payable upon certain events, including the sale of certain assets of the Company.

In connection with the Credit Agreement, the Company, its subsidiaries and Lender entered into a Factoring and Security Agreement (the “Factoring Agreement”), pursuant to which LSQ will purchase from the Company and its subsidiaries certain accounts receivable at a discount of 0.7% and provide the Company and its subsidiaries with a professional accounts receivable management service for a funds usage fee of the Prime Rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The Factoring Agreement has a $6,000,000 initial purchase limit and a four-year term which will automatically renew unless the Company provides notice of its intent to terminate. The Factoring Agreement amends and restates that certain Factoring Agreement dated as of April 1, 2005 between LSQ and Paragon.

On October 18, 2005, the Company acquired all of the outstanding capital stock of The Cornwall Group, Inc. (“Cornwall”) for a total purchase price of $13,500,000.  After adjusting for certain working capital items, the net purchase price was $12,753,000.  In addition, the Company repaid $1,800,000 of the outstanding balance on Cornwall’s line of credit.  The consideration paid for the acquisition of Cornwall and the repayment of the working capital facility was approximately $14.3 million in cash plus a $250,000 note, which matures in April 2007 and bears interest at a rate of 5% per annum.

In October 2005, the Company issued 15,000 shares of Common Stock to an individual as payment for services provided to the Company.  An expense of $75,000 was recognized in September 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Quarterly Report”)  contains, and other reports or materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or will contain, “forward-looking statements” within the meaning of Section 221E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”),  and pursuant to the Private Securities Litigation Reform Act of 1995 (the PSLRA”).  Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation, the loss of existing customers, failure of customers to renew or extend existing contracts for security guard services and the other risk factors detailed from time to time in our periodic reports and registration statements filed with the SEC.  All forward-looking statements are made pursuant to the PSLRA and as such speak only as of the date made.

The results of operations presented or discussed below are based on historical results for the Company.  Historical amounts for the nine months ended September 30, 2004 and the period January 1, 2004 to February 27, 2004 for Paragon Systems prior to the Acquisition are combined for presentation and discussion purposes.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Revenue increased $381,000 to $8.1 million, or 5.0%, for the three months ended September 30, 2005 compared to revenue of $7.7 million for the three months ended September 30, 2004. The increase in revenue was due to (i) additional services provided to the Federal Emergency Management Agency (“FEMA”) in connection with a contract we manage for the Department of Homeland Security, (ii) a new contract that began service in October 2004, and (iii) other additional billings to existing contracts.

Cost of revenue increased $438,000 to $7.7 million, or 6.0%, for the three months ended September 30, 2005, compared to cost of revenue of $7.3 million for the three months ended September 30, 2004.  Our cost of revenues increased for the following reasons: (i) additional man hours required to support the additional revenue mentioned above, (ii) training of new employees to support the additional revenue, (iii) two new office locations to support FEMA, (iv) increase travel due to support the FEMA contract and increase in gasoline prices.

Our gross profit decreased by $57,000 for the three months ended September 30, 2005 to $371,000 compared to gross profit for the three months ended September 30, 2004 of $428,000.  Our gross profit declined because our cost of revenues increased more than our revenues as mentioned above.

Selling, general and administrative expenses increased $830,000 to $1,286,000, or 182%, for the three months ended September 30, 2005 compared to $456,000 for the three months ended September 30, 2004.  The increase in selling, general, and administrative costs is due to increased office space, public company costs, investor relation costs, and increased marketing and accounting costs.  The Company had approximately $150,000 of expense related to the recruitment and severance costs related to the change of management personnel.  Also, the Company recorded approximately $240,000 of bad debt provision for certain invoices over 120 days old.

Income from the Joint Venture decreased $1,019,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  For the three months ended September 30, 2005, we recognized $609,000 of net earnings from the Joint Venture less $206,000 of amortization expense related to the Joint Venture, for a net result of $403,000 of income from the Joint Venture.  For the three months ended September 30, 2004, we recognized $1,422,000 of income from the Joint Venture, which was comprised of $1,628,000 net earnings from Joint Venture and $206,000 of amortization expense.

Net interest expense decreased $277,000, or 58.7% to $195,000 for the three months ended September 30, 2005 compared to interest expense of $472,000 for the three months ended

September 30, 2004.  The primary reasons for the decrease in interest expense was due to the repayment of the Paragon Notes and lower amounts of interest paid to LSQ.  We do anticipate an increase in interest expense for the three months ending December 31, 2005 as compared to the three months ended September 30, 2005.  This increase is due to the interest with respect to the convertible promissory notes issued in September and October 2005.

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Even though the Company has a net operating loss carry forward, the Company has recognized a deferred income tax benefit for the net operating loss carry forward because the Company anticipates reporting income before income taxes in future periods.  In addition, cash distributions received by the Company with respect to its equity interest in the Joint Venture are taxable.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Revenue increased $1,354,000 to $23.8 million, or 6.0%, for the nine months ended September 30, 2005 compared to revenue of $22.4 million for the nine months ended September 30, 2004.  The increase in revenue was generated primarily from: (i) additional services provided to the Federal Emergency Management Agency (“FEMA”) in connection with a contract we manage for the Department of Homeland Security, (ii) a new contract that began service in October 2004, and (iii) other additional billings to existing contracts.

Cost of revenue increased $1,171,000 to $22.3 million, or 5.5%, for the nine months ended September 30, 2005 compared to cost of revenue of $21.1 million for the nine months ended September 30, 2004.  The increase in cost of revenue is due to many factors.  We had higher amortization costs with respect to our government contracts, higher personnel costs to support the additional revenue mentioned above, and higher personnel costs to support our existing contracts.

Our gross profit increased by $183,000 for the nine months ended September 30, 2005 to $1.5 million compared to the gross profit for nine months ended September 30, 2004 of $1.3 million.  This increase was due to our revenue increasing more than our costs of revenue, as mentioned above.

Selling, general and administrative expenses increased $1,430,000 to $2.8 million, or 107.8%, for the nine months ended September 30, 2005 compared to $1.3 million for the nine months ended September 30, 2004.  The increase in costs for 2005 is attributable primarily to costs associated with the additional office space, additional staff costs, legal costs, accounting costs and other professional fees associated with being a public company.  There were no similar costs incurred for the nine months ended September 30, 2004.  The Company incurred over $150,000 of costs associated with the replacement of management personnel in the three months ended September 30, 2005, and $240,000 of bad debt for certain invoices over 120 days old.

Income from the Joint Venture decreased $66,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  For the nine months ended September 30, 2005, we recognized $2,069,000 of net earnings from the Joint Venture less $618,000 of amortization expense related to the Joint Venture, for a net result of $1,451,000 of income from the Joint Venture.  For the nine months ended September 30, 2004, we recognized $1,517,000 of income from the Joint Venture, which was comprised of $1,998,000 net earnings from Joint Venture and $481,000 of amortization expense.

Net interest expense decreased $436,000 to $768,000 for the nine months ended September 30, 2005 compared to interest expense of $1,204,000 for the nine months ended September 30, 2004. In February 2005, the Company completed its Initial Public Offering and received proceeds from the offering before expenses of the offering of $11.1 million.  The Company used the proceeds from the Initial Public Offering to repay the Paragon Notes and to pay down Paragon Systems’ liability to LSQ.  Repayment of the Paragon Notes and the reduction of Paragon Systems’ obligation to LSQ significantly reduced interest expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.   The Company anticipates interest expense to rise in the future due to the interest with respect to the notes issued in September and October 2005.

Income taxes are provided at 38% of income (loss) before income taxes.  The 38% rate equals Federal income taxes at 34% plus 4% for state income taxes net of the Federal effect.  Paragon Systems used the cash basis of accounting for income taxes prior to the Acquisition.  Pro forma income tax benefit at 38% is presented for comparative purposes.  Even though Tri-S has a net operating loss carry forward, the Company has recognized a deferred income tax benefit for the net operating loss carry forward because the Company anticipates reporting income before income taxes in future periods.

Liquidity and Capital Resources

Our current financial condition has been significantly influenced by the following factors:  (i) completion of the Initial Public Offering; (ii) repayment of the Paragon Notes; (iii) receipt of cash distributions with respect to the Company’s equity interest in Joint Venture; and (iv) issuance of the 10% Callable, Convertible Promissory Notes in September 2005.

On February 9, 2005, we completed the Initial Public Offering, realizing proceeds of $11.1 million.  After repayment of the Paragon Notes totaling $7.7 million, paying $205,000 in additional costs of the Initial Public Offering and paying down Paragon Systems’ obligation to LSQ, we retained approximately $1.8 million in the business to fund working capital, to pay down other debt obligations, to expand our operations and to provide for general corporate purposes.

We received $1,093,000 in cash distributions with respect to our equity investment in the Joint Venture through September 2005.  We anticipate receiving significant distributions from the Joint Venture prior to December 31, 2005.  We intend to use these cash distributions to make acquisitions, to meet our income tax obligations, and for other general corporate purposes.

Cash out flow from operating activities was $2.3 million for the nine months ended September 30, 2005.  This resulted primarily from four factors:  (i) payments for interest of $1.3 million; (ii) operating losses for the nine months ended September 30, 2005 of $1.3 million; (iii) payments of $323,000 for income taxes, and (iv) changes in working capital accounts.  On April 20, 2005, Paragon Systems amended its factoring facility with LSQ, which significantly reduced the cost of funds provided by LSQ for working capital purposes.  We also repaid the Paragon Notes totaling $7.7 million on February 15, 2005.  As a result, net interest expense for the nine months ended September 30, 2005 was $436,000 less than interest expense for the nine months ended September 30, 2004.

The Company’s liquidity position in the future will be determined by its ability to generate cash from operations, the cash distributions received from the Joint Venture, the availability under the Factoring Agreement and future financings.

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

The Company’s outstanding obligations under its two term loans payable to LSQ and BRE accrue interest at Prime Rate plus 4%.  Our interest expense on these term loans will increase if the Prime Rate increases.

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

During the quarter ended September 30, 2005, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Except as set fourth below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

On or about October 5, 2005, Robert Luther and Charles Keathley, former officers of Paragon Systems and former shareholders of Paragon Systems prior to the Company’s acquisition thereof,  filed a compliant against Paragon Systems in the Circuit Court for Madison County, Alabama claiming breach of contract and seeking recovery of unspecified damages.  Messrs. Keathley and Luther allege that Paragon Systems owes to them unpaid compensation for accrued, vested benefits earned pursuant to their employment agreements with Paragon Systems and certain amounts as reimbursement for taxes incurred by them in 2003. The Company does not expect the outcome of this proceeding to have a materially adverse effect on the Company’s financial position or results of operations.

Item 5.                                                           Other Information

In June 2005, the Company entered into a lease for 2,675 square feet of office space in Alpharetta, Georgia which commenced on September 1, 2005 and expires on November 30, 2008.  The Company’s obligations under the lease include rent ranging up to $4,507.38 per month plus a share of operating expenses, among other things.  The Company uses this space to house its corporate offices.

Item 6.                                                           Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: November 21, 2005	/s/ Ronald G. Farrell

Ronald G. Farrell

Chief Executive Officer

(duly authorized signatory and

Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

2.1

Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)

Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

2.2	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

4.1	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Filed herewith.

4.2	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Filed herewith.

4.3	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Filed herewith.

4.4	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Filed herewith.

4.5

Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14,

Filed herewith.

2005.

4.6

Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.

Filed herewith.

10.1	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.2	Tri-S Security Corporation 2004 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

10.3	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.4	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.5	Employment Agreement between Paragon Systems, Inc. and Mark Machi dated July 29, 2005.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.6	Lease Agreement between the Company and V.V. Georgia, L.P. dated June 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended June 30, 2005.

10.7	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the quarter ended June 30, 2005.

10.8	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.

10.9	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K

filed on September 2, 2005.

10.10	Promissory Note dated October 18, 2005 in principal amount of $250,000 made by the Company in favor of the Shareholder Representative.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.11	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.12	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.13	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.14	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.15	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.16	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.17	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.