Form 10-K
period 2005-12-31
TRI-S SECURITY CORP
filed 2006-04-13
CIK 1304901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-51148

Tri-S Security Corporation

(Exact Name of Registrant as Specified in Its Charter)

Georgia	30-0016962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Royal Centre One 11675 Great Oaks Way Suite 120 Alpharetta, GA 30022
(Address of Principal Executive Offices)
(678) 808-1540
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share; and warrants to purchase common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates completed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter is $9,429,896.

As of April 6, 2006, 3,369,117 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Note Regarding Forward-Looking Statements

Tri-S Security Corporation, a Georgia corporation (“Tri-S Security”), and its subsidiaries (together, the “Company” or “we”) have made forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”), including, without limitation, in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “intends,” “seeks,” “could,” “will,” “predicts,” “potential,” “continue,” “may,” “plans,” “estimates” and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

Examples of forward-looking statements in this Annual Report include statements regarding: our substantial debt and our inability to make scheduled debt service payments; our dependence on the factoring facility; the restrictions imposed on us by the credit agreement with our lenders; the impact of terrorist activity or breach of security on our business; our ability to retain and manage our guards; our plans for expansion and growth of our business; our ability to compete effectively in our industry; our expectations regarding the likelihood of introduction of new regulations that would adversely affect our business; our estimates of our capital requirements and needs for additional financing; risks related to Federal government contracts; Federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under Federal government contracts; changes in Federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to retain contracts during re-bidding processes; and the other factors that we describe in this Annual Report under the section herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.” Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statement. You should understand that many important factors, in addition to those discussed in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of these statements in light of new information or future events.

Item 1.                        Business

Overview

Tri-S Security is an aggregator of elite guard services companies. Through our two direct, wholly-owned subsidiaries, Paragon Systems, Inc. (“Paragon Systems”) and The Cornwall Group, Inc. (“Cornwall”), we provide equipment and security services to various government agencies and the private sector. Our government customers include local, state and Federal government agencies. Our private sector customers include commercial customers, such as universities, public school systems, corporate complexes and hospitals, and residential customers, such as condominiums, high-end apartments and high-security homes.

We strive to provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

In addition to our core business of providing equipment and security services, we have a non-core business interest relating to logistics services. Through Paragon Systems, we own a 10% equity interest in Army Fleet Support, LLC (“Army Fleet Support”) which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama.

Tri-S Security was incorporated in Georgia in October 2001 under the name “Diversified Security Corporation” and changed our name to “Tri-S Security Corporation” in August 2004. We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. Our acquisition strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographic areas, capture market share in the markets in which we operate and improve our profitability. We intend to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain.

We made our first acquisition on February 27, 2004, when we acquired all of the outstanding capital stock of Paragon Systems, a contract guard services and logistics provider for a purchase price of $16,000,000 (the “Paragon Acquisition”). At the closing of the Paragon Acquisition, we: (i) paid $10 million, of which $2.3 million was paid in cash and $7.7 million was paid through issuance of promissory notes to the former shareholders of Paragon Systems (the “Paragon Notes”); and (ii) issued to the former shareholders an aggregate of 100 shares of our Series C Redeemable Preferred Stock, with an aggregate redemption value of $6.0 million (the “Series C Redeemable Preferred Stock”). We must redeem the Series C Redeemable Preferred Stock no later than February 27, 2007. Our payment obligations under the Series C Redeemable Preferred Stock are secured by a pledge of 40% of the outstanding capital stock of Paragon Systems.

On February 8, 2005, pursuant to an Exchange and Recapitalization Agreement, we effected an exchange and recapitalization of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and rights to acquire our common stock. Pursuant to the Exchange and Recapitalization Agreement, all of our outstanding (i) common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was exchanged for an aggregate of 1,200,000 shares of common stock and (ii) rights to acquire our common stock were exchanged for rights to purchase an aggregate of 113,269 shares of common stock (the “Exchange and Recapitalization’’).

On February 9, 2005, we commenced an initial public offering of 1,800,000 units (plus up to additional 270,000 units upon the exercise of the underwriters’ over-allotment option), with each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock, at an initial offering price per unit of $6.00. In connection with our initial public offering, our units commenced trading on The Nasdaq Capital Stock Market under the symbol “TRISU” on February 9, 2005. Our initial public offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. Our units separated and ceased trading as units on April 9, 2005, and the common stock and publicly-traded warrants commenced trading on The Nasdaq Capital Market on April 11, 2005, under the symbols “TRIS” and “TRISW,” respectively.

We made our second acquisition on October 18, 2005, when we acquired all of the outstanding capital stock of Cornwall, a provider of security and investigative services, including armed and unarmed uniform guards, video and alarm monitoring, alarm installation, and GPS monitoring, to government and private sector customers in the Miami, Florida area. Cornwall has nine wholly-owned subsidiaries: International Monitoring, Inc.; Protection Technologies Corporation; Vanguard Security, Inc.; Armor Security, Inc.; Forestville Corporation; Vanguard of Broward County, Inc.; On Guard Security and Investigations, Inc., Guardsource Corp. and Virtual Guard Service, Inc. At the closing of the Cornwall Acquisition, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders; and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005. After adjusting for certain working capital items, the net purchase price was $12,753,000.

Our principal executive offices are located at Royal Centre One, 11675 Great Oaks Way, Suite 120, Alpharetta, Georgia 30022. Our telephone number at that address is (678) 808-1540.

Our Contract Guard Services Operations

Through Paragon Systems and Cornwall, we provide equipment and security services to various government agencies and the private sector. Our services include providing uniformed and armed guards for access control, plant security, personnel security, theft prevention, surveillance, vehicular and foot patrol, crowd control and the prevention of sabotage, terrorist and criminal activities. We provide guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts. Our guards maintain contact with headquarters or supervisors via car radio or hand-held radios. In addition, our guards respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises.

In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising the guards deployed to the customers we serve, as well as paying all security guards and providing them with firearms, uniforms, fringe benefits, workers’ compensation insurance and any required bonding. We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

Paragon Systems

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

While serving as an engineering company, Paragon Systems contracted with Lockheed Martin to furnish assistance in Federal contract administration on a sub-contract for construction at the NASA missile plant located in Iuka, Mississippi. Paragon Systems also provided engineering and technical support for contract cost management to NASA’s Orbital Maneuvering Vehicle program, which developed an orbital vehicle that would be carried aloft by the space shuttle and maintained in orbit to perform specific tasks for the International Space Station. Paragon Systems also performed a number of high level engineering projects for Control Dynamics Corporation, including conducting preliminary design tasks for development of a heavy launch lift vehicle, which was at that time planned to be a robotic successor for the space shuttle.

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

Through Paragon Systems, we employ over 750 persons in the course of providing contract guard services and maintain field offices located in Birmingham, Alabama; Mobile, Alabama; Montgomery, Alabama; Louisville, Kentucky; Baltimore, Maryland; Glynco, Georgia; the Stennis Space Center in Vicksburg, Mississippi; and Gulfport, Mississippi. Paragon Systems moved its Huntsville, Alabama offices to Chantilly, Virginia in December 2005. A full staff supports the majority of field operations in the Chantilly, Virginia office, including human resources, accounting, payroll, quality control, logistics, computer services, training, and other supporting functions as needed. Accounts payable support is now managed in Tri-Security’s headquarters in Alpharetta, Georgia.

The following table sets forth the number of our Federal government contracts serviced by Paragon Systems during the time periods and within the revenue ranges indicated:

Annual Revenues	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Less Than $1.0 Million per Contract	4	5	5
$1.0 to $2.0 Million per Contract	3	5	6
$2.0 to $3.0	0	3	0
Greater than $3.0 Million per Contract	5	5	4

Cornwall

The Cornwall Acquisition diversified our customer base and allowed us to enter the private sector of contract guard services, including commercial and residential outlets.

Cornwall offers comprehensive, state-of-the-art customized electronic and manned security systems for commercial, residential and government outlets. Cornwall provides armed and unarmed uniformed security services as well as video, alarm monitoring and investigative services to a variety of customers. In addition, Cornwall provides security system integration products (security systems which combine the features of security products) to its customers. Cornwall’s communication systems leverage specialized software in order to improve overall security system performance. In response to client needs, Cornwall can combine these integrated security systems with trained professional security guards in order to provide a higher level of security.

Cornwall was incorporated in 1980 and today employs over 1,500 employees in five offices throughout the Miami/Dade, Broward and Palm Beach counties of Florida. Each of Cornwall’s security professionals undergo extensive training, and many have prior military or government training.

Our Equity Interest in Army Fleet Support, LLC

Through Paragon Systems, we own a 10% equity interest in Army Fleet Support, which provides all logistics support for U.S. Army aviation training at Fort Rucker, Alabama. In providing this support, Army Fleet Support provides personnel, management, material parts, supplies, transportation and equipment to perform aviation unit maintenance, aviation unit intermediate maintenance and approved depot maintenance.

L-3 Communications Integrated Systems owns the majority equity interest in Army Fleet Support. L-3 Communications Integrated Systems provides comprehensive logistics support and services, including extensive rotary-wing aircraft systems integration, modification and maintenance. Additionally, through its recent acquisition of Vertex Aerospace LLC, they have the capabilities for aviation and aerospace technical services, managing and servicing rotary-wing aircraft, as well as other equipment, primarily for government customers.

In December 2003, Paragon Systems made an initial capital contribution to Army Fleet Support of $715,000. Since such time through December 31, 2005, Paragon Systems has received approximately $3,532,500 in cash distributions with respect to its equity interest in Army Fleet Support, of which $2,817,500 has been received after the Paragon Acquisition.

Sales and Marketing

Our sales and marketing approach is designed to develop business with respect to government and private sector customers. Sales promotions are managed through the offices of our subsidiaries, Paragon Systems and Cornwall, located in the Washington DC area and Miami/Palm Beach area, respectively. Our company-wide marketing strategy is developed and implemented at Tri-S Security’s headquarters in Alpharetta, Georgia, where we have a dedicated marketing employee whose responsibilities include developing our market presence within the investment and security industries. This individual also develops an overall marketing plan designed to achieve higher name recognition and, accordingly, increased contract bid invitations and opportunities. Our key marketing vehicles are our website, trade and industry media publications, email marketing, Federal government bulletin board sites on the Internet, word of mouth, customer referrals and potentially direct marketing.

Employees

As of December 31, 2005, we employed approximately 2,500 individuals, consisting of security guards, managerial and administrative employees. Our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the contract guard services industry is characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified security guards, although when labor has been in short supply, we have been required to pay higher wages and incur overtime charges.

We believe that the quality of our security guards is essential to our ability to offer effective and reliable service, and we believe diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth. Our policy requires that all selected applicants for a security guard position with us undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws and criminal record checks. Personnel are selected based upon physical fitness, maturity, experience, personality, stability and reliability. We treat all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions. However, all Federal guard service contracts require that guards be a minimum of 21 years of age.

Our comprehensive training programs for our security guards include pre-assignment training, on-the-job assignment training and refresher training. Pre-assignment training explains the duties and powers of a guard, report preparation, emergency procedures, ethics and professionalism, grounds for discharge, general orders, uniforms and personal appearance, and basic post responsibilities. It also includes jurisdiction and legal responsibilities, use of force, arrest authority and procedures, search and seizure procedures, crime scene protection, rules of evidence, hostage situations, bomb threats and incidents, workplace violence, sabotage and espionage, terrorism/anti-terrorism and weapons of mass destruction. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on an annual basis as the need arises as determined by the local area supervisor and manager, or quality control personnel.

Unionized employees account for approximately 14% of our employees and work under collective bargaining agreements with the United Union of Security Guards and the Security Police and Fire Professionals of America. These collective bargaining agreements do not permit work stoppages. Our relations with our employees have generally been satisfactory. Guards and other personnel supplied by us to its customers are our employees, even though they may be stationed regularly at the customer’s premises.

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

Customers

Since the Cornwall Acquisition, we have provided our contract guard services to customers in ten states. We provide contract guard services for the following Federal government agencies: (i) the Department of Homeland Security; (ii) the Social Security Administration; (iii) the Army Corps of Engineers; (iv) the U.S. Coast Guard; (v) the Federal Law Enforcement Training Center; (vi) the NASA John C. Stennis Space Center; and (vii) the U.S. Food and Drug Administration. We also provide contract guard services to the following state and local government agencies and private sector organizations: (a) Miami/Dade local government (municipal government); (b) Florida Department of Transportation; (c) Citicorp of North America; (d) Miami/Dade County Public Schools; (e) The University of Miami; (f) Miami Free Zone; (g) Eagle Logistics; (h) Citibank; (i) JobForce; and (j) DHL Danzas.

Our typical customer contract may provide for an hourly or monthly billing rate used for all security guards at a site or variable hourly billing rates for different guards. Our contracts are usually multi-year contracts with renewal options. For the year ended December 31, 2005, five contracts represented more than 62% of our revenues. For the year ended December 31, 2005, our contracts with (i) the Social Security Administration (Baltimore) accounted for approximately 24.4% of our revenue for such period; (ii) Miami/Dade County accounted for approximately 6% of our revenue for such period; (iii) GSA (Alabama) accounted for approximately 12.5% of our revenue for such period; (iv) GSA (Kentucky) accounted for approximately 9%; and (v) the NASA John C. Stennis Space Center accounted for approximately 9% of our revenue for such period.

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

In the bidding process for our Federal government contracts, there are typically five to ten other bidders. In the bidding process for our private sector contracts, there are typically five to seven other bidders. In each bidding process, we compete primarily on price, the quality of our service and our history of providing contract guard services in the Southeast for over a decade.

Our largest competitors in the contract guard services market include contract security service providers such as Coastal International Security and Wackenhut/Alletug. These competitors are much larger than we are and have significantly greater resources with which to target our markets, including name recognition. The guard industry also contains a large number of smaller regional and local security service providers in the United States in addition to those listed above which also directly compete with us, including Alpha Protective Services, Inter-Con Security, Knight Protective Services, Inc., Capital Consulting Group, MVM, Akal Security and Security Consultants Group.

We believe that we have highly skilled accounting and cost management personnel and an excellent reputation for providing services to our customers on time and within budget. These competitive advantages contribute to our ability to obtain contracts through the competitive bidding process and negotiated contracting. Another competitive advantage is our capability to leverage our field offices in conjunction with our two management offices and one corporate headquarters to maximize efficiency throughout our operations.

Because of the contract guard services industry’s low barriers to entry, competitors easily enter the industry. Furthermore, traditional guard companies will increasingly compete with the electronics side of the security industry, as customers increase their level of automation and replace guards with more sophisticated electronic hardware.

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

The global security industry has grown largely due to an increasing fear of crime and terrorism. In the United States, the demand for security-related products and central station monitoring services also has grown steadily. We believe that there is continued heightened attention to and demand for security due to the events of September 11, 2001 and the ensuing threat, or perceived threat, of criminal and terrorist activities.

Despite the size and prospects for growth of the services segment of the security industry, the services segment, including the contract guard services and system integration services, remains highly fragmented. We believe this high degree of fragmentation in the security industry makes it a prime candidate for future consolidation.

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

Demand for guard services is dependent upon a number of factors, including demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation, terrorism sensitivity, war/external conflicts and technology.

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

As a result of the Cornwall Acquisition, we acquired capabilities, operations and contracts in the system integration segment of the security industry. Cornwall services system integration contracts in the Miami, Florida, area providing monitoring systems. We believe that offering system integration services will increasingly complement, and create synergies with, the contract guard services we currently offer. In the course of providing contract guard services under our current and past contracts, for example, our security guards monitor and operate integrated systems sold and installed by providers of integrated systems. Now with our capabilities through Cornwall, we are able to sell and install integrated systems to our clients, in addition to monitoring and operating such systems, we are able to grow our business organically through complementary products and services. We also believe that offering system integration products and services will increase our profitability because contracts for system integration products and services generally have higher profit margins than contracts for guard services and the system integration segment is anticipated to grow more rapidly than the contract guard segment.

Our Strategy

Operations

Our objective is to increase our revenues, profitability and market position, while maintaining the highest level of service to our customers. The key elements of our operations strategy include the following:

•       managing personnel costs by minimizing turnover through effective recruitment, training and supervision of guards;

•       retaining existing customers and engaging new customers by servicing clients with the highest degree of integrity and responsiveness;

•       developing cost-effective solutions for the security needs of our customers;

•       capitalize on the growing trend among businesses and Federal government agencies to outsource non-core functions such as security officer services; and

•       developing our consolidated operating infrastructure for all acquired companies’ accounts payable to leverage larger company efficiencies.

Federal Government Contracts

Typically, a service provider is awarded a multi-year contract through a Federal government facility with renewal options each year of the contract in order to comport with Congressional funding as well as performance reviews. With our standard Federal government contracts, we are awarded a multi-year contract, then an extension for each of the subsequent years of the contract and the opportunity to bid for the overall contract renewal.

A significant number of our current contracts for contract guard services were awarded by the Federal government through a competitive bid process. We intend to grow our business by obtaining new Federal government contracts through the competitive bidding process and by providing additional services under our current Federal government contracts.

The Federal government awards substantially all contracts for contract guard services through a competitive bidding process; however, certain agencies permit negotiated contracting through the GSA. Contracts awarded through a competitive bidding process generally have lower profit margins than negotiated contracts because in a competitive bidding process bidders compete predominantly on price. The Federal government is the largest procurer of products and services in the world, and the Federal contract market provides significant business opportunities for contract guard service providers approved to contract with the Federal government.

We have hired full-time employees to provide business development and marketing services for us. These job responsibilities focus on identifying new contract opportunities with Federal government agencies and preparing and submitting bids for such contracts.

We intend to bid on Federal government contracts for contract guard services valued between an aggregate of $5 million and $100 million over the next five-years. Our ability to bid on larger contracts is constrained because we do not currently have sufficient capital to cover the substantial start-up costs we would incur if awarded a significant number of contracts with higher values.

Private Sector Contracts

Private sector contracts are awarded through a competitive bidding process and through a negotiating process. Unlike the Federal government contracts, the terms of private sector contracts can vary based on individual client situations. Price is not the only key element in winning contracts with this market segment. Other elements such as service quality, responsiveness and various peripheral offerings other than traditional guard services come into consideration. We believe that the private sector represents our largest growth potential.

The private sector customers, however, generally do not obtain contract guard services through a competitive bid process, but privately negotiate contracts for such services, resulting in contracts with higher profit margins because price is not always the primary basis for competition. The private sector provides an opportunity for contract guard service providers to grow through acquisitions.

As a result of the Cornwall Acquisition, we obtained a number of contracts for commercial and residential customers. We intend to expand our business in the private sector by bidding and negotiating contracts for guard services for commercial and residential customers.

We have dedicated employees to provide business development and proposal submissions for us. Job responsibilities of these individuals focus on identifying new bidding opportunities, bid proposal development and competitive negotiations.

We intend to bid on private sector contracts for guard services valued between an aggregate of $500,000 to $10 million over the next five years.

Acquisitions

We intend to develop and expand our business by selectively pursuing acquisition opportunities in the contract guard services and system integration services segments of the security industry. We intend to target for acquisition existing companies with established reputations for quality customer service.

In the contract guard services market, we seek to acquire organizations which provide contract guard services to Federal government agencies and to the private sector. We are specifically looking to acquire organizations which provide contract guard services to Federal government agencies pursuant to negotiated contracts or which otherwise have contracts with higher profit margins. We are also looking to acquire organizations which provide contract guard services to the private sector, including residential and commercial facilities, and which have contracts with higher profit margins than our current Federal government contracts. Although we intend our initial acquisition activities to be concentrated in the Southeast, Midwest and Atlantic coastal portions of the United States, we have not placed any geographic restrictions on our future acquisition strategy. We believe we will have significantly more acquisition possibilities in the private sector than in the Federal government sector. In the system integration market, we seek to identify and acquire organizations offering customized, integrated systems in the premiere commercial and residential electronic security markets.

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

Because the security industry is still very highly fragmented, we believe there will be no lack of opportunities for acquiring the type of companies that are the focus of our planned acquisition efforts. Both industry segments are marked by concentration by several of the well known larger providers of security services, such as Tyco International Ltd. on the electronic side of the business and Allied Security, Inc., Securitas Security Services USA and Rentokil Initial plc on the physical security side. While there is concentration among the larger providers, we believe there remains a number of quality, sizable regional and local providers that are available for acquisition.

Item 1A.              Risk Factors

Risks Relating to Our Indebtedness

If we are in default under the Credit Agreement with our lenders on January 1, 2007, then all amounts due under the Credit Agreement will become immediately due and payable, which will have a material adverse effect on our business and financial condition.

Pursuant to our credit agreement with our lenders (the “Credit Agreement”), we have borrowed $1.65 million under a term loan referred to herein as “Term Loan A” with a maturity date of October 1, 2007 and $3.5 million under a term loan referred to herein as “Term Loan B” with a maturity date of October 1, 2009. In connection with the Credit Agreement, we also entered into a Factoring and Security Agreement, which provides for a factoring facility with a $12.0 million initial purchase limit, pursuant to which our lenders purchase from us from time to time certain accounts receivable at a discount and provide us with a professional accounts receivable management service for a funds usage fee on the funds advanced on the outstanding accounts receivable purchased (the “Factoring Facility”). All of our obligations under the Credit Agreement are secured by substantially all of our assets, including all of the outstanding capital stock of Paragon Systems.

As of December 31, 2005, the funds advanced to us and outstanding under the Factoring Facility exceeded the maximum availability under the Factoring Facility based upon the collateral formula in the Factoring Agreement. Accordingly, we were in default under the Factoring Facility and, due to cross default provisions, we also were in default under the Credit Agreement. Our lenders have waived this default and have agreed to forbear from exercising any of the remedies available to them under the Credit Agreement in connection with this default and certain other specified existing defaults until January 1, 2007. If we are in default under the Credit Agreement on January 1, 2007, or otherwise are in default under the Credit Agreement at anytime for a reason other than one of the specified existing defaults, then the balance outstanding under the Factoring Facility and the Term Loans shall become immediately due and payable. The outstanding balance under the Credit Agreement (including amounts due under the Factoring Facility and the Term Loans) as of December 31, 2005 is approximately $12.3 million. We will not be able to repay this amount unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under the Factoring Facility and the Term Loans becomes immediately due and payable and we are unable to raise significant capital or obtain from our lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our lenders, our lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

If our lenders stop advancing funds to us under the Factoring Facility, then we may not be able to satisfy our current operating payables, which would have a material adverse impact on our business and financial condition.

We rely on advances under the Factoring Facility for funds to satisfy our cash flow needs for our daily operations. Currently, our lenders are not obligated to advance additional funds to us under the Factoring Facility because the funds advanced to us and outstanding under the Factoring Facility exceed our maximum availability. If our lenders stop advancing funds to us under the Factoring Facility, then we may not be able to satisfy our current operating payables, which would make it difficult for us to satisfy our contractual obligations to our customers. If we are not able to satisfy our current operating payables or our contractual obligations to our customers, then our business and financial condition will be materially and adversely affected. Further, our lenders will not be obligated to advance additional funds to us under the Factoring Facility until we reduce the amount of the advances outstanding under the Factoring Facility to an amount which is less than our maximum availability. We will not be able to do so unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all.

We have substantial debt.

As of December 31, 2005, we had approximately $24.9 million of outstanding debt (excluding obligations to trade creditors). We may incur substantial additional debt in the future, including additional debt under the Factoring Facility. It will be difficult for us to satisfy our payment obligations. Our considerable indebtedness could have important consequences to you, including, but not limited to, the following:

•       our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•       we must use a substantial portion of our cash flow from operations to make debt service payments on the Term Loans, the Factoring Facility and the 10% promissory notes we issued in a private placement in September and October of 2005, which will reduce the funds available to us for other purposes such as working capital, capital expenditures and acquisitions;

•       we are exposed to fluctuations in interest rates because the Factoring Facility and Term Loans have variable rates of interest;

•       we may have more debt than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•       we are more vulnerable to general economic downturns and adverse developments in our business.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our payment obligations, which actions may not be successful.

Our ability to make scheduled debt service depends on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain financial, business and other factors beyond our control. These factors include, but are not limited to:

•       interest rates and general economic conditions;

•       competitive conditions in our industry;

•       operating difficulties, operating costs or pricing pressures that we may experience;

•       passage of legislation or other regulatory developments that affect us adversely; and

•       delays or difficulties in implementing our business strategies.

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to make our scheduled debt service payments or otherwise satisfy indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service payments. If our cash flows and capital resources are insufficient to fund our debt service obligation, then we could face substantial liquidity problems and might be required to scale back our operations or dispose of material assets to meet our debt service obligations. The Credit Agreement restricts our ability to dispose of our assets requires that all proceeds from any such disposition be used to reduce our obligations under the Credit Agreement. Even if we are able to dispose of certain assets, we may not be able to make such dispositions at prices that we believe are fair or use the proceeds from such dispositions to make payments on our indebtedness, other than under the Credit Agreement.

The Credit Agreement imposes significant restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

The Credit Agreement imposes significant operating and financial restrictions on us. These restrictions limit our ability to:

•       incur or guarantee additional indebtedness;

•       pay dividends and make distributions;

•       make certain investments;

•       repurchase stock;

•       incur liens;

•       enter into certain transactions with affiliates;

•       enter into sale and leaseback transactions;

•       merge or consolidate; and

•       transfer or sell assets.

These covenants may adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or take certain corporate actions.

If we are unable to sell the assets of International Monitoring, Inc. as we intend, then we will not be able to reduce our indebtedness as we anticipate.

We have entered into a sale agreement with Devcon Securities Services Corporation (“Devcon”), pursuant to which we have agreed to sell the security monitoring contracts and related equipment of International Monitoring, Inc., one of our subsidiaries (“IMI”), to Devcon for a purchase price to be calculated by Devcon prior to the closing of the sale. Devcon has the right to terminate the sale agreement at any time for any reason. We intend to use the proceeds of the sale to reduce our obligations under Term Loan A; however, if Devcon terminates the sale agreement or if the purchase price as calculated by Devcon is not what we expect, then we will not be able to reduce our indebtedness as we anticipate.

We may not prevail in our lawsuit against the former shareholders of Paragon Systems which may materially and adversely affect our business and financial condition.

On February 27, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations in the Stock Purchase Agreement between us and the former shareholders dated as of February 23, 2004 (the “Paragon Purchase Agreement’), pursuant to which we acquired Paragon Systems. In the complaint, we seek, among other things, an award of damages and a decree invalidating the Series C Redeemable Preferred Stock which was issued to the former shareholders as part of the purchase price for the Paragon Acquisition and the security agreements pursuant to which we pledged 40% of the outstanding capital stock of Paragon Systems to secure our obligations under the Series C Redeemable Preferred Stock. If we do not prevail in the lawsuit, then we will be required to redeem the Series C Redeemable Preferred Stock and pay all accrued and unpaid interest thereon. If we do not do so, then the former shareholders may foreclose on the stock of Paragon Systems pledged to them. If we are required to redeem the Series C Redeemable Preferred Stock, or if the former shareholders foreclose on the stock of Paragon Systems pledged to them, then our business and financial condition will be materially and adversely affected.

If we are unable to satisfy or otherwise settle our indebtedness, then we may lose control of Paragon Systems, which generates a substantial portion of our revenue.

We have pledged 40% of the outstanding capital stock of Paragon Systems to the former shareholders of Paragon Systems to secure our payment obligations with respect to the Series C Redeemable Preferred Stock. On February 28, 2006, we notified the former shareholders of Paragon Systems that we would not pay the $150,000 dividend payment with respect to the Series C Redeemable Preferred Stock otherwise payable on such date because we were exercising our rights to set-off against such payment under the Paragon Purchase Agreement and applicable common law. If it is finally determined that we were not entitled to exercise such rights, then the former shareholders of Paragon Systems may foreclose on the stock of Paragon Systems pledged to them. Furthermore, we have granted to our lenders a security interest in all of the capital stock of Paragon Systems to secure our obligations under the Credit Agreement. If we are in default under the Credit Agreement, then our lenders could foreclose on such stock. If either the former shareholders or our lenders, or both, foreclose on the stock of Paragon Systems, then we will lose a significant portion of our revenue, and our business and financial condition will be materially and adversely affected.

Risks Relating to Our Industry and Business

We depend on the Factoring Facility to meet our cash flow needs, which reduces our profit margin.

Pursuant to the Factor Facility, our lenders from time to time purchase certain accounts receivable from us at a discount of 0.7% with a funds usage fee of prime plus 1.0% on the outstanding funds advanced on the accounts receivable purchased. If we are in default under our Factoring Facility or the Term Loans, then the interest note on the Factoring Facility increases to 18% and a 1% fee is charged on all advances made to us under the Factoring Facility. This discount and usage fee reduces our profit margins. We cannot, however, cease factoring our receivables because the funds provided by our lenders are necessary to satisfy our cash flow needs. In fact, we utilize the Factoring Facility to the maximum extent permitted by our lenders which historically has allowed us to factor substantially all of our accounts receivable. At December 31, 2005, our borrowings under the Factoring Facility exceeded our borrowing base. During the year ended December 31, 2005, we have borrowed approximately $33.7 million, repaid approximately $31.8 million and owe at such date approximately $7.2 million under the Factoring Facility. We believe that if the Factoring Facility with our lenders were to terminate, then we would need to obtain a new factoring facility. Our obligations to our lenders are secured by a lien on all of our assets; consequently, if we are liquidated, then there may not be any assets available for distribution to shareholders or creditors other than our lenders.

Our service contracts often provide for fixed hourly bill rates or permit limited fee adjustments, and our business, financial condition and results of operations will be materially and adversely affected if increases in our costs cannot be charged to our customers.

Our largest expenses are payroll, payroll taxes and employee related benefits. Most of our service contracts provide for a fixed hourly bill rate and some of our service contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such service contracts or not at all. Competitive pressures also may prevent us from raising our fees or hourly bill rates when contracts are renewed. If, due to inflation or other causes, including increases in statutory payroll taxes, we must increase the wages, salaries and related taxes and benefits of our employees at rates faster than we can increase the fees charged under our service contracts, then our profitability will be adversely affected.

If we lose our executive officers or operation employees, our operations could be materially and adversely affected.

Our success is dependent to a significant extent upon the continuing efforts, abilities and business generation capabilities of our executive officers and senior operation employees. We have programs in place to motivate, reward and retain our executive officers and senior operation employees, including cash bonus and equity incentive plans. However, the loss or unavailability of any of our executive officers or senior operation employees could harm our ability to properly service or retain existing clients or operate new businesses. Our success and plans for future growth will also depend on our ability to hire and retain our executive officers and senior operation employees.

If we are unable to attract, retain and manage security guards and administrative staff, then our business, financial condition and results of operation will be materially affected.

Our business involves the labor-intensive delivery of contract security services. We derive our revenues largely from contract security guard services performed by our security guards. Our future performance depends in large part upon our ability to attract, develop, motivate and retain skilled security guards and administrative staff. Qualified security guards and administrative staff are in demand, particularly after the terrorist activity of September 11, 2001, and there is significant competition for these individuals from other security firms, government agencies and other similar enterprises. As a result, we may not be able to attract and retain sufficient numbers of these qualified individuals in the future, which may adversely affect our business.

Turnover of contract security guards is significant. The loss of the services of, or the failure to recruit, a significant number of skilled security guards and administrative staff would have a materially adverse affect on our business, financial condition and results of operations, including our ability to secure and complete service contracts. Furthermore, if we do not successfully manage our existing security guards and administrative staff, we may not be able to achieve the anticipated billing rates, engagement quality, level of overtime and other performance measures that are important to our business, financial condition and results of operations.

Organized labor action or occupational health and safety laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Our industry has been the subject of campaigns to increase the number of unionized employees. Although we believe that our relationships with our employees are good, we cannot provide you with any assurances that organized labor action at one or more of our facilities will not occur, or that any such activities, or any other labor difficulties at our facilities or the facilities of any of our customers, would not materially affect our business, financial condition and results of operations.

In addition, we are subject to, among other laws and regulations, comprehensive U.S. occupational health and safety laws and regulations. Such laws and regulations may become more stringent and result in necessary modifications to our current practices and facilities that could force us to incur additional costs that could materially affect our business, financial conditions and results of operations.

If we cannot successfully compete with new or existing security service providers, then our business, results of operations and financial condition will be adversely affected.

The contract security guard services industry is intensely competitive. We directly compete with companies that are national and international in scope and some of our competitors have significantly greater personnel, financial, technical and marketing resources than we do, generate greater revenues than we do and have greater name recognition than we do. The recent trend toward consolidation in our industry will likely lead to increased competition from these companies. We also compete with smaller local and regional companies that may have better knowledge of the local conditions in their regions, are better known locally and are better able to gain customers in their regions. There are relatively low barriers to entry into the contract security services industry, and we have faced and expect to continue to face additional competition from new entrants into the contract security officer services industry. In addition, some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. If we cannot successfully compete with new or existing security service providers, then our business, financial condition and results of operations will be adversely affected.

Changes in available security technology may have an adverse effect on our business, results of operations and financial condition.

Our business involves the labor intensive delivery of contract security services performed by our security guards. Changes in technologies that provide alternatives to security guard services or that decrease the number of security guards required to effectively perform their services may decrease our customers’ demand for our security guard services. In addition, if such technologies become available for use in the industry, these technologies may be proprietary in nature and not be available for use by us in servicing our customers. Even if these technologies are available for use by us, we may not be able to successfully integrate such technologies into our business model or may be less successful in doing so than our competitors or new entrants in the industry. A decrease in demand for our security guard services or our inability to effectively utilize such technologies may adversely affect our business, financial condition and results of operations.

The security services we provide may subject us to liability for substantial damages not covered by insurance which could have a material adverse affect on our business, financial condition and results of operations.

We provide security services at various customer locations. We may be held liable for the negligent acts or misconduct of our security guards or other employees performed while on duty and in the course and scope of their employment. We experience a significant volume of claims and litigation asserting that we are liable for damages as a result of the conduct of our security guards or other employees. We may from time to time be subject to claims that our security guards have physically or emotionally harmed individuals in the course of providing these services, or members of the public may be otherwise injured by events occurring on client premises, including events that are not under the immediate control of our security officers. Individuals may bring personal injury lawsuits against us seeking substantial damages based on alleged negligence or other theories of liability in our provision of security services, including with respect to injuries not directly caused by, or within the control of, our security officers. Under principles of common law, we can generally be held liable for wrongful acts or omissions to act of our agents or employees during the course, and within the scope, of their agency or employment with us.

In many cases, our security service contracts also require us to indemnify our clients or may otherwise subject us to additional liability for events occurring on client premises. In addition, some states have adopted statutes that make us responsible for the conduct of our agents and employees. While we maintain insurance programs that provide coverage for certain liability risks, including personal injury, death and property damage, the laws of many states limit or prohibit insurance coverage for punitive damages arising from willful or grossly negligent conduct. Consequently, insurance may not be adequate to cover all potential claims or damages. If a plaintiff brings a successful claim against us for punitive damages in excess of our insurance coverage, then we could incur substantial liabilities which would have a material adverse affect on our business, results of operations and financial condition.

Terrorist activity at locations where we provide security services could have a material adverse effect on our business by subjecting us to liability. Whether or not terrorist activity occurs at a client location, our insurance costs could increase, and we could be required to comply with more burdensome regulations.

If any locations where we provide security related services are attacked by terrorists, then liabilities resulting from such attacks may not be covered by insurance and could have a material adverse effect on our business, financial condition and results of operations by requiring us to incur additional personnel costs as a result of compliance with expanded security rules and regulations. In addition, terrorist attacks that do not directly involve locations serviced by us could have a material impact on us by increasing our insurance coverage costs or making insurance coverage unavailable altogether.

We may be unable to obtain liability insurance at a reasonable cost, which would increase our exposure to catastrophic claims.

Insurance premiums have increased substantially since the terrorist attacks on September 11, 2001. If certain coverages are unavailable at premiums deemed reasonable by management, then our exposure for catastrophic claims would be increased.

We are subject to government regulation, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to a large number of city, county and state occupational licensing laws and regulations that apply to security officers. Most states have laws, or legislation pending, requiring qualification, training and registration of security officers, regulating the use of identification cards, badges and uniforms and imposing minimum bond surety or insurance standards. Any liability we may have from our failure to comply with these regulations may materially and adversely affect our business by restricting our operations and subjecting us to substantial penalties. In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

We may not be successful in identifying suitable acquisition opportunities, and, if we do identify such opportunities, then we may not be able to obtain acceptable financing for the acquisition, reach agreeable terms with acquisition targets or successfully integrate acquired businesses.

An element of our growth strategy is the acquisition and integration of complementary businesses in order to increase our density within certain geographic areas, capture market share in the markets in which we operate and improve our profitability. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition targets. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition targets may increase to unacceptable levels thereby limiting our ability to grow.

Our growth through selective acquisitions may place significant demands on our management, operational and financial resources. Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth, and the potential loss of key employees.

We also may encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to:

•       successfully merge corporate cultures and operational and financial systems;

•       integrate and retain the customer base of the acquired business;

•       realize cost reduction synergies, including those cost reduction synergies that we expect to realize; and

•       as necessary, retain key management members and technical personnel of acquired companies.

If we fail to integrate acquired businesses successfully or to manage our growth, it could have a material adverse effect on our business. Further, we may be unable to maintain or enhance the profitability of any acquired business, consolidate its operations to achieve cost savings, or maintain or renew any of its contracts.

In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on any Company that we may acquire, or have recently acquired. Also, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

We may not have, or be able to obtain, sufficient capital to pursue our acquisition strategy.

Our acquisition strategy will require substantial capital. Such capital may be obtained by borrowings under credit facilities, through the issuance of long-term or short-term indebtedness or through the issuance of equity securities in private or public transactions. The Credit Agreement restricts our ability to incur additional debt without the approval of our lenders. If we are able to incur additional debt to pursue our acquisition strategy, then our interest expense will increase. Furthermore, we may not be able to obtain financing for future acquisitions on suitable terms, if at all.

In addition, executing our acquisition strategy may be more expensive than we anticipate because the purchase price for acquisition targets may increase due to mergers and other transactions recently completed in the security industry, and the growing interest in future mergers and consolidations. If the purchase price for acquisition targets we find appealing increases, then we will need more capital than we anticipate to execute our acquisition strategy, or we may not be able to execute our acquisition strategy at all.

We may not be able to obtain additional financing that may be necessary to fund our operations.

In order to fund our operations and increase revenues, additional financing may be required, which additional financing may not be available to us on commercially reasonable terms, if at all. We may not be successful in raising additional capital, and the proceeds of any future financings may not be sufficient to meet our future capital needs. We may need to seek additional financing sooner than we anticipate as a result of any of changes in operating plans, lower than anticipated sales, or increased operating costs.

Compliance with the corporate governance requirements to which we are subject as a public corporation will cause us to incur significant costs, and the failure to comply with such requirements will expose us to investigations and sanctions by regulatory authorities.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules and regulations subsequently adopted by the SEC, the Public Corporation Accounting Oversight Board and The Nasdaq Stock Market, Inc. (the “Nasdaq”). In particular, we will be required to include the management and auditor reports on internal control as part of our annual report for the year ending December 31, 2006 pursuant to Section 404 of Sarbanes-Oxley. Although we believe we have adequate internal control procedures in place, we are in the process of evaluating our internal controls systems in order (i) to allow management to report on, and our independent auditors to attest to, our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to help ensure that we will be able to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or otherwise achieve adequate compliance with such requirements, then we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including the common stock. In addition, we expect that these laws, rules and regulations will increase our legal and financial compliance costs and make certain corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to maintain director and officer liability insurance.

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

Risks Related to Government Contracting

We derive a significant portion of our revenue from Federal government contracts which the government may terminate at any time or determine not to extend after their scheduled expiration. If we are unable to replace any contract which is not extended or is terminated, then our revenues will decline.

During 2005, we derived approximately 76% of our consolidated revenue from contracts with the Federal government. Federal government contracts typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

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

Because we have a highly concentrated customer base, the loss of any of our Federal government customers could have a significant effect on our revenues.

We expect to derive approximately 50% of our consolidated revenue from contracts with our Federal government agencies. If any of our current Federal government customers determines not to renew or terminate its contract, then our revenues may significantly decline.

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

•       suspend or bar us from doing business with the Federal government.

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

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of Federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

•       the Federal Acquisition Regulations and other agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

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

Our status as a General Services Administration (“GSA”) Federal Supply Schedule Contractor may be withdrawn, which would make us ineligible to obtain certain Federal government contracts and would result in a significant decrease in our revenues.

The GSA secures the buildings, products, services, technology and other workplace essentials which Federal agencies need to operate. GSA Federal Supply Schedule contracts are contract vehicles under which Federal government agencies may purchase professional services or products. Federal government agencies may choose to award contracts only to GSA Federal Supply Schedule contractors to reduce the number of qualified bidders and to expedite the bidding process. Paragon Systems has been approved by the GSA as a GSA Federal Supply Schedule contractor and, therefore, is able to bid on Federal government contracts awarded using the GSA Federal Supply Schedule. Currently, two of our contracts with annualized revenues of approximately $14 million have been procured under the GSA Federal Supply Schedule. During the year ended December 31, 2005, the revenues on our contracts procured under the GSA Federal Supply Schedule totaled approximately 34% of our consolidated revenues for such period.

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

All of our contracts with the Federal government are subject to audits and cost adjustments by the Federal government that could result in decreased revenues and the imposition on us of civil or criminal penalties or administrative remedies.

We generate a significant portion of our revenue from Federal government contracts, each of which is subject to audit by the Federal government. In these audits, the Federal government audits and reviews our performance, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, our direct and indirect contract costs are audited and reviewed on a continual basis. Many of the audits for costs incurred or work performed in recent years remain ongoing or have not yet commenced. In addition, non-audit reviews by the government may still be conducted on all our government contracts. An audit of our work, including an audit of work performed by companies we may acquire, could result in a substantial adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed and revenue we have already recognized may need to be refunded. If a government review or investigation uncovers improper or illegal activities, then we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of claims and profits, suspension of payments, treble damages, statutory penalties, fines and suspension or barment from doing business with Federal government agencies, any of which would cause a significant decline in our revenue.

Our participation in the competitive bidding process, pursuant to which we obtain most of our Federal government contracts, presents a number of risks.

During the year ended December 31, 2005, we derived substantially all of our revenue from Federal government contracts that were awarded through a competitive bidding process. Most of the business that we expect to seek from the Federal government in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

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

If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, then we will not be able to grow our business, and our business, financial condition and results of operations will be materially and adversely affected.

The Miami/Dade County contracts at Cornwall represent a significant portion of our revenue and are subject to renewal in the 4th quarter of 2006

During the year ended December 31, 2005, two of Cornwall’s subsidiaries generated revenue from contracts with Miami/Dade County of $8.1 million. These contracts are subject to renewal in the fourth quarter of 2006 and will be awarded through a competitive bidding process.

The bid process will be based on a number of factors including price and experience in providing the specific security services called for in the bid process. Competitive bidding represents a number of risks including:

•  the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•  the requirement to post a bid bond in order to participate in the bidding process and a performance bond if we win the bid. The bonding requirement may require us to provide a letter of credit or other collateral to the bonding company which may be problematic given our financial condition.

•  The need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•  The expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, which could result in the resubmission of bids on modified specifications or in termination, reduction or modification of the awarded contract.

If we are unable to win contracts with Miami/Dade County, we may not be able to provide services to Miami/Dade County for several years. The failure to win Miami/Dade County contracts will significantly reduce the revenue and profits of the Cornwall Group and our business, financial condition and the results of operations will be materially and adversely affected.

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

The maximum contract value specified under a government contract that we enter into is not necessarily indicative of revenue that we will realize under that contract. In fact, even if we enter into a Federal government contract, we will not be paid for our services unless the Federal government has appropriated or budgeted the funds for such contract. Congress often appropriates funds for a particular program on a yearly basis, even though the contract may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As described above, most of our existing contracts are subject to modification and termination at the Federal government’s discretion. Moreover, there is no assurance that any contract included in our estimated contract value that generates revenue will be profitable. Nevertheless, we look at these contract values, including values based on the assumed exercise of options relating to these contracts, in estimating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our backlog may not accurately estimate our revenue.

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

Risks Relating to Our Securities

Management beneficially owns a significant percentage of the common stock and has the ability to influence all matters requiring the approval of our board of directors and our shareholders.

Management owns shares of the common stock which represent approximately 24% of the combined voting power of our outstanding capital stock. Management has the power to influence the election of our directors and all decisions made by our shareholders and, in general, to influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of management may conflict with the interests of our other shareholders.

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

We may experience significant volatility in the price of the common stock even if our business is doing well, which could cause you to lose all or part of your investment.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of the common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of the common stock may fall in response to a number of factors, some of which are beyond our control, including:

•       announcements of competitive developments by us or others;

•       changes in estimates of our financial performance or changes in recommendations by securities analysts;

•       any loss by us of a major customer;

•       additions or departures of key management or other personnel;

•       our failure to meet financial analysts’ performance expectations or

•       guidance we provide;

•       future sales of the common stock or preferred stock;

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

Accordingly, market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of the common stock, and you may not be able to sell your shares without incurring a loss.

We do not intend to pay dividends on the common stock, and you may not experience a return on investment without selling your securities.

We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any cash dividends on the common stock. Because we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your shares in order to realize a return on your investment, if any. Further, the Credit Agreement restricts our ability to pay dividends on our capital stock.

Item 2.                        Properties

Our corporate headquarters and principal executive offices are located in Alpharetta, Georgia, and our contract guard services operations are located at the offices of our wholly-owned subsidiaries, Paragon Systems and Cornwall, in Chantilly, Virginia and Miami, Florida, respectively. We lease space at each of the foregoing locations. We are obligated to pay rent on the (i) Alpharetta, Georgia facility of approximately $4,124 per month, with 3% annual increases, through November 2008; (ii) Chantilly, Virginia facility of approximately $5,880 per month, with 3% annual increases, through August 2008; and (iii) the Miami, Florida facility of approximately $7,321 per month, with 3% annual increases, through April 2008.

We believe our leased facilities are adequate to meet our needs and that additional facilities are available to us to meet our expansion needs for the foreseeable future on commercially reasonable terms.

Item 3.                        Legal Proceedings

Except as set forth below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

On or about October 5, 2005, Robert Luther and Charles Keathley, former officers and shareholders of Paragon Systems, filed a complaint against Paragon Systems in the Circuit Court for Madison County, Alabama claiming breach of contract and seeking recovery of unspecified damages. Messrs. Keathley and Luther allege that Paragon Systems owes to them unpaid compensation for accrued, vested benefits earned pursuant to their employment agreements with Paragon Systems and certain amounts as reimbursement for taxes incurred by them in 2003. We do not expect the outcome of this proceeding to have a materially adverse effect on our financial position or results of operations.

On February 27, 2006, we filed a complaint in the United States District Court, Northern District of Georgia, Atlanta Division, against Messrs. Keathley and Luther, Harold Bright and John Wilson, the former shareholders of Paragon Systems, alleging, among other things, that: (i) the former shareholders breached certain representations set forth in the Paragon Purchase Agreement; (ii) Messrs. Keathley and Luther violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder in connection with the Paragon Acquisition; and (iii) Messrs. Keathley and Luther committed fraud in connection with the Paragon Acquisition. In the complaint, we seek, among other things, (a) an award of damages against the former shareholders; (b) a decree invalidating all the outstanding shares of the Series C Redeemable Preferred Stock, which are held by the former shareholders and were issued as part of the consideration for the Paragon Acquisition; (c) a decree invalidating the Security Agreements entered into between us and the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock; (d) an award of punitive damages against Messrs. Keathley and Luther; and (e) an award of attorneys’ fees and costs.

On February 28, 2006, we notified the former shareholders that, under Section 6.1(c) of the Paragon Purchase Agreement and all applicable common law rights of offset, we were exercising our rights of offset against the dividend payment otherwise payable by us on such date with respect to the Series C Redeemable Preferred Stock and that we would not make such dividend payment.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 4.5                 Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K under the Exchange Act, the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 29, 2006, of such officer:

Name	Age	Position
Ronald G. Farrell	62	Chairman of the Board, President and Chief Executive Officer
Robert K. Mills	42	Chief Financial Officer

Certain additional information concerning the individuals named above is set forth below:

Ronald G. Farrell serves as our Chief Executive Officer and President and as a director of the Company. He served as our sole director and officer from our formation in October 2001 to our initial public offering in February 2005. From December 1998 to December 2001, Mr. Farrell served as Chairman of the Board and Chief Executive Officer of Golf Entertainment, Inc. At various times from 1986 through 1998, Mr. Farrell founded and served as Chairman of the Board and Chief Executive Officer of Computer Integration Corporation, Sports Leisure, Inc., Automotive Industries, Inc. and Builders Design, Inc.

Robert K. Mills has served as our Chief Financial Officer since August 2005. From 1999 to 2005, Mr. Mills served as Chief Financial Officer for Knology, Inc., a publicly-traded broadband telecommunications services provider which filed for protection under Chapter 11 of the United States Bankruptcy Code in 2002. From 1994 through 1999, Mr. Mills served as Treasurer of Powertel, Inc., a provider of wireless telecommunications services. From 1987 to 1994, Mr. Mills was an auditor with an international accounting firm. Mr. Mills is a Certified Public Accountant.

There are no family relationships among any of our executive officers or directors. Except as disclosed in the section of this Annual Report titled “Executive Compensation—Employment Agreements”, no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of our knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Our executive officers of the Company are elected or appointed by our board of directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Market for Common Equity

The common stock and publicly-traded warrants are currently traded on The Nasdaq Capital Market under the symbols “TRIS” and “TRISW,” respectively. The common stock and publicly-traded warrants first became publicly traded as separate quotations on The Nasdaq Capital Market on April 11, 2005. From February 9, 2005, the date of our initial public offering, until April 10, 2005, only the units sold in our initial public offering were publicly traded.

The following table sets forth the quarterly high and low sales prices for the common stock for the periods indicated below, as reported by The Nasdaq Capital Market. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.

	Common Stock
	High	Low
Fourth Quarter of 2005	$4.15	$2.26
Third Quarter of 2005	5.25	3.60
Second Quarter of 2005	5.24	3.05

As of April 6, 2006, there were approximately 19 holders of record of the common stock. The last reported sale price of the common stock as reported on The Nasdaq Capital Market on April 6, 2006 was $2.85.

We have never declared or paid cash dividends on the common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, the Credit Agreement prohibits the payment of cash dividends on the common stock without our lenders’ prior written consent.

Item 6.                        Selected Financial Data

We did not have an operating business before the Paragon Acquisition. Consequently, the historical selected financial data set forth in the accompanying summary of historical and selected financial data presents the historical selected financial data of Paragon Systems prior to the Paragon Acquisition and the financial information of Tri-S Security for periods prior to the Paragon Acquisition and Tri-S Security consolidated with Paragon Systems for the nine months ended September 30, 2004, the year ended December 31, 2004 and the nine months ended September 30, 2005. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical consolidated financial statements included elsewhere in this Annual Report.

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

Paragon Systems was formerly a S corporation; consequently, pro forma income tax expense, pro forma net income and pro forma income per share are presented on the face of the summary of historical selected financial data for the periods presented for Paragon Systems. The necessary adjustments include only taxes at a statutory rate of 38% for each period presented. The pro forma income per share calculation of Paragon Systems’ operations is based on the weighted average number of common shares outstanding, after giving effect to the Exchange and Recapitalization and the Paragon Acquisition.

Tri-S Security was incorporated during the fourth quarter of 2001. For purposes of calculating the weighted average shares outstanding for the pro forma income per share calculation for the year ended December 31, 2001 and prior periods, it is assumed that Tri-S Security was incorporated on January 1, 1999.

		Tri-S Security Corporation	Paragon Systems, Inc.
		and Subsidiary Consolidated	Jan. 1, 2004 to
Selected Financial Data	2005	2004	Feb. 27, 2004	2003	2002	2001	2000
		(In thousands, except per share data)
Statement of Operations Data:
Revenues	$41,985	$25,425	$4,705	$29,395	$21,364	$16,491	$7,698
Direct labor	24,406	13,810	2,481	16,070	11,983	9,092	3,076
% of revenues	58.13%	54.32%	52.73%	54.67%	56.09%	55.13%	39.96%
Indirect labor and other contract support costs	14,054	10,223	2,113	11,151	7,615	6,000	3,417
% of revenues	33.47%	40.21%	44.91%	37.94%	35.64%	36.38%	44.39%
Amortization of government contracts	677	298	—	—	—	—	—
% of revenues	1.61%	1.17%	—	—	—	—	—
Gross profit	2,848	1,094	111	2,174	1,766	1,399	1,205
% of revenues	6.78%	4.30%	2.36%	7.40%	8.27%	8.48%	15.65%
Selling, general and administrative expenses	6,133	2,115	230	1,466	1,179	896	652
% of revenues	14.61%	8.32%	4.89%	4.99%	5.52%	5.43%	8.47%
Amortization expense	279	—	—	—	—	—	—
Operating income (loss)	(3,569)	(1,021)	(119)	708	587	503	553
% of revenues	-8.48%	-4.02%	-2.53%	2.41%	2.74%	3.05%	7.18%
Depreciation expense	105	155	28	175	68	88	62
Interest income	44	3	—	12	23	28	—
Interest expense	(1,383)	(1,380)	(11)	(30)	(7)	(11)	(14)
Interest on redeemable preferred stock	(300)	(250)	—	—	—	—	—
Income (loss) before income taxes	(3,692)	(1,011)	(130)	690	603	520	539
Income tax expense (benefit)	(1,414)	(384)
Pro forma income tax expense (benefit)			(49)	262	229	198	205
Net income (loss)	(2,278)	(627)
Pro forma net income (loss)			(81)	428	374	322	334
Basic and diluted net (loss) per common share	(0.74)	(.76)
Pro forma basic net income (loss) per common share			(0.10)	0.52	0.46	0.40	0.41
Pro forma diluted net income (loss) per common share			(0.10)	0.39	0.40	0.40	0.41
Balance Sheet Data (at Period End):
Cash	$463	$313	$275	$846	$877	$647	$239
Current assets	12,453	6,636	6,803	5,713	5,911	5,003	3,005
Total assets	47,345	24,618	7,230	6,883	6,114	5,147	3,201
Long term obligations	22,456	10,446	175	185	—	—	—
Total liabilities	36,911	24,886	3,720	3,243	3,124	2,760	1,207
Cash dividends	—	—	—	—	—	—	—

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results of operations set forth below for the years ended December 31, 2005, 2004 and 2003 are based on historical results for the Company. Historical amounts for the period ended January 1, 2004 to February 27, 2004 for Paragon Systems prior to the Paragon Acquisition are combined for presentation and discussion purposes. The results of Cornwall are included in our consolidated financial statements beginning on October 1, 2005.

Paragon Systems was formerly a subchapter S corporation; consequently, pro forma income tax expense and pro forma net income are presented on the face of the historical statements of operations for all periods presented. The adjustments include only taxes at a statutory rate of 38% for each period presented.

In accordance with requirements of purchase accounting, the assets and liabilities of Paragon Systems and the Cornwall Group were adjusted to their estimated fair values and the resulting goodwill computed for the both acquisition. The application of purchase accounting generally results in higher depreciation and amortization expense in periods subsequent to the acquisitions.

Overview

We are an aggregator of elite guard services companies. Through our two direct, wholly-owned subsidiaries, Paragon Systems and Cornwall, we provide equipment and security services to various government agencies and the private sector. Our services include uniformed guards, electronic monitoring systems, personnel protection, access control, crowd control and the prevention of sabotage, terrorist and criminal activities. In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training, arming and supervising guards deployed to the customers we serve as well as paying all guards and providing them with uniforms, fringe benefits and workers’ compensation insurance.

Our government customers include local, state and Federal government agencies. Our private sector customers include commercial customers, such as universities, public school systems, corporate complexes and hospitals, and residential customers, such as condominiums, high-end apartments and high-security homes.

We strive to provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

In addition to our core business of providing equipment and security services, we have a non-core business interest of providing logistics services. Through Paragon Systems, we own a 10% equity interest in Army Fleet Support, which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama.

We were incorporated in Georgia in October 2001 under the name “Diversified Security Corporation” and changed our name to “Tri-S Security Corporation” in August 2004. We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. Our acquisition strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographic areas, capture market shares in the markets in which we operate and improve our profitability. We intend to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain.

We made our first acquisition on February 27, 2004, when we acquired all of the outstanding capital stock of Paragon Systems, a contract guard services and logistics provider for a purchase price of $16,000,000. We made our second acquisition on October 18, 2005, when we acquired all of the outstanding capital stock of Cornwall, a provider of security and investigative services, including armed and unarmed uniform guards, video and alarm monitoring, alarm installation, and GPS monitoring, to government and private sector customers in the Miami, Florida area, for a total purchase price of $13,500,000. In the first quarter of 2006, we announced the sale of International Monitoring, Inc., a wholly-owned subsidiary of Cornwall, which provides residential security system monitoring.

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenue and manage cash flow. Our Federal government contracts, which generate a significant portion of our revenue, may be terminated at any time by the Federal government, or the Federal government may determine not to renew or extend any of such contracts upon their scheduled expiration. The Cornwall Acquisition has allowed us to diversify our customer base to include commercial customers. We must continue to sell commercial services to commercial customers in order to maintain our revenue system and to grow our business.

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

The following table sets forth absolute dollar and percentage changes in our selected financial data from period to period for the periods described below. The table below combines results of Paragon Systems with Tri-S for periods prior to the Paragon Acquisition (dollars in thousands):

	Change from		Change from		Change from
	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	to Year Ended		to Year Ended		to Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	$	%	$	%	$	%
	(restated)
Revenues	11,855	39.3%	735	2.5%	8,031	37.6%
Operating expenses:
Direct labor	8,115	49.8%	221	1.4%	4,087	34.1%
Indirect labor and other contract support costs	1,718	13.9%	1,185	10.6%	3,536	46.4%
Selling, general and administrative	3,788	161.5%	879	29.3%	418	30.0%
Amortization of customer contracts and intangible assets	658	220.8%	298	—	—	—
Operating income (loss)	(2,424)	212.6%	(1,848)	(415.8)%	(10)	(2.7)%
Income from investment in Army Fleet Support	140	8.6%	1,637	N/A	—	—
Interest income	41	1366.7%	(9)	(75.0)%	(11)	(47.8)%
Interest expense	8	(0.6)%	(1,361)	(4,536.7)%	(23)	328.6)%
Interest on Series C Redeemable Preferred Stock	(50)	20.0%	(250)	—	—	—
Other income/(expense)	(266)	N/A	—	—	—	—
Income (loss) before income taxes	(2,551)	(223.6)%	(1,831)	(266.0)%	(87)	(14.4)%

Revenue

The increase in revenue from 2004 to 2005 is primarily the result of the Cornwall Acquisition in October 2005. The $10.0 million of revenue generated by Cornwall during the fourth quarter of 2005 was included in the Company’s consolidated results for the fourth quarter of 2005. The remainder of the increase in revenue for 2005 relates to additional services provided by Paragon Systems in connection with the Hurricane Katrina relief effort under a contract with GSA.

The increase in revenue for the periods prior to 2005 is directly attributable to the number and value of our contacts during successive periods. Generally, the revenue generated by a contract is dependent upon the number of labor hours required to service such contract. During 2005, one of the contracts serviced by Paragon Systems expired, and Paragon Systems did not obtain any new contracts. Revenues generated by Paragon Systems increased from 2004 to 2005 as a result of additional services related to the Hurricane Katrina relief effort rendered by Paragon Systems under a contract with GSA. Subsequent to December 31, 2005, two of Paragon’s contracts, which generated approximately $5.0 million in annual revenue, expired.

Prior to 2005, substantially all of our revenues were generated by Federal government contracts awarded to us through a competitive bidding process. In 2004, we obtained one new contract in the fourth quarter returning the number of managed contracts to thirteen. Revenue for 2004 increased by approximately $700,000 over 2003 primarily because the four new contracts we obtained in 2003 were included for a full year in 2004 offset partially by the reduction in revenue related to the two contracts that expired during 2003.

Also in 2004, we recognized revenue of $699,000 with respect to two Federal government contracts to recover costs imposed on us in excess of our original bid that we expected to recover based on meetings and negotiations with the Federal agency party to the contracts. Subsequent to December 31, 2004, the Federal agency denied all of our claims to recover these costs. We recorded a provision in the amount of $434,000 against our 2004 revenue in anticipation that we may not succeed with appeals that we plan to initiate. After lengthy negotiations with the Federal agency party to the contracts, we received a payment in the first quarter of 2006 related to the claims which payment satisfied the receivables with respect to such claims as of December 31, 2005.

The following table sets forth the number of our Federal government contracts during the periods and in the revenue ranges indicated in the table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Annual Revenues	2005	2004	2003
Less than $1.0 Million per Contract	4	5	5
$1.0 to $2.0 Million per Contract	2	3	6
$2.0 to $3.0 Million per Contract	1	—	—
Greater than $3.0 Million per Contract	5	5	4

Of the four contracts generating annual revenue greater than $3.0 million per contract in 2003, two were awarded near the end of 2002, one was a continuing contract requiring substantially more service hours and one was modified from a metropolitan-area contract to a statewide contract. In 2005, the number of contracts generating revenue greater than $3.0 million per contract increased to five from four in 2004 due to one multiple-location contract that commenced operations in July 2003.

The following table sets forth the years in which our contracts existing as of December 31, 2005 will expire:

Number of Contracts	Year Expiring
2	2006
4	2007
4	2008

The two contracts scheduled to expire in 2006 did so in the first quarter of 2006. These contracts generated revenue of approximately $5.0 million during 2005.

Costs of Revenues

We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor.   Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 58% of revenue in 2005, 54% of revenue in 2004, and 55% of revenue in 2003. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs.   This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs was approximately 33% of revenue in 2005, 41% of revenue in 2004, and 38% of revenue in 2003.

Amortization of Government Contracts.   Upon the consummation of each of the Paragon Acquisition and the Cornwall Acquisition, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

General.   Our ability to accurately anticipate the costs of providing guard services is critical to our profitability. In accordance with our strategy to bid on and obtain higher value contracts in 2001, we reduced our anticipated profit margins on our contract bids in order to be more competitive in the bid process and obtain more contracts. Thus, it is more important than ever that we correctly anticipate all of the above mentioned costs. When bidding on contracts in 2002, we failed to accurately anticipate the cost of providing supervisory oversight on two contracts which we subsequently obtained. The costs of providing the necessary oversight increased our indirect labor costs and reduced our profit margins in 2003 and 2004 with respect to these two contracts. These two contracts differ from our other contracts in that they covered multiple locations over wide geographic areas. We successfully negotiated with the Federal agency which is a party to these contracts to reach profitability on one of these contracts as of the end of 2005.

Our cost of revenue was 93.2% of revenue in 2005, 96.0% of revenue in 2004 and 92.6% of revenue in 2003. Our cost of revenue as a percent of our revenue is the result of our aggressive approach to pricing strategy on our contract bids. We believe that reducing our profit margins is one of the reasons we have been successful in obtaining several of our higher value contracts. We anticipate that we will continue to keep our profit margins low for the foreseeable future in order to obtain higher value contracts and increase our presence in the contract guard market. As a result, we anticipate that our cost of sales will be not less than 90% of our revenues for the next several years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenue was 14.6% in 2005, 7.8% in 2004, and 5.0% in 2003. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative personnel in our operations offices located in Chantilly, Virginia and Miami, Florida and in our corporate office located in Alpharetta, Georgia. It also includes occupancy costs at the office locations, consulting and professional fees, and certain miscellaneous office and corporation expenses. General and Administrative expenses increased by $3,788 from 2004 to 2005. The increase is due to the costs added during the fourth quarter at Cornwall of $1.6 million because the Cornwall operation were included in our consolidated results beginning on October 1, 2005. In addition, corporate expenses increased by approximately $2.0 million. The corporate increases relate to the salaries, wages and recruiting costs to establish the corporate office. In February 2005, we completed an IPO which drove expenses consistent with being an SEC registrant and a public company. In addition, we built our corporate presence to be able to continue to grow the business through acquisitions such as the Cornwall acquisition. The remainder of the increase in General and Administrative Expenses relates to the relocation of the Paragon headquarters from Huntsville, Alabama to Chantilly, Virginia and increased employee and other expenses to be able to better serve our Federal government customers and to facilitate winning addition Federal contracts for Paragon. We expect our selling, general and administrative expenses to decline as a percentage of revenue as we increase our revenue while stabilizing or reducing our selling, general and administrative costs.

Joint Venture

The Company owns a 10% equity interest in Army Fleet Support. We recognize as income 10% of the Army Fleet Support’s net earnings or net loss less the amortization of the difference between our cost and our share of the net equity of Army Fleet Support. In 2005, we recognized as income $2,601,000 less amortization of $824,000 for income of $1,777,000 with respect to our interest in Army Fleet Support.

Interest Income and Interest Expense

The interest expense for 2005 relates to the interest incurred on the promissory notes with an aggregate principal value of $7.7 million which we issued in connection with the Paragon Acquisition (the “Paragon Notes”) and which we repaid with the proceeds from our initial public offering in February 2005, the interest on our Factoring Facility and our outstanding Series C Redeemable Preferred Stock, and the interest expense incurred in the fourth quarter on our 10% convertible promissory notes issued in our 2006 private placement and the Term Loans under our Credit Agreement. The increase in interest expense for 2004 over 2003 is the result of (i) the issuance of the Paragon Notes and the Series C Redeemable Preferred Stock to the former shareholders of Paragon Systems in connection with the Paragon Acquisition; and (ii) our Factoring Facility with our lenders.

Income Tax Expense and Pro Forma Income Tax Expense

The income tax benefit for 2005 was $1,414,000 which was 38.3% of the loss before income taxes generated during 2005.

Prior to the Paragon Acquisition, Paragon Systems only recognized income tax expense relating to built in gain taxes for periods before its S election. Income tax expense reported by Paragon Systems has been replaced with pro forma income tax expense at 38% in all periods. This includes Federal income taxes at 34% and state income taxes at 4% which is net of the Federal effect. For the year ended December 31, 2004, the results of operations of Tri-S consolidated with Paragon Systems shows a loss before income taxes of $1.1 million and an income tax benefit of $384,000. We will realize this benefit primarily because it is anticipated that future taxable distributions from our investment in Army Fleet Support will more than offset losses from operations.

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

Revenue Recognition.   We record revenue monthly as guard services are provided to our customers under long-term contracts. We bill guard services in arrears at hourly or monthly rates based on the number of hours worked under some contracts and as fixed monthly amounts under other contracts.

Cost of Revenues.   Cost of revenues is primarily comprised of labor, related payroll taxes, employee benefits, workers compensation and liability insurance. Labor is recorded on an accrual basis. Direct and indirect labor, related payroll taxes and employee benefits account for over 90% of all cost of revenues and over 90% of all operating expenses. In 2005, labor and related payroll taxes and employee benefits approximated 92% of our total cost of revenues. The wages paid component of labor include regular pay, bonus, overtime, vacation, training, holiday and sick time. Total hours paid normally exceed total hours billed primarily due to vacation, training, supervisory holiday and sick time, which are generally not billable to our customers. This non-billable time, however, is included in the development of the billable rate. Medical benefits and workers compensation costs are based on premium-based plans and are expensed based on actual premiums paid. One time expenses, such as extra training required with respect to a new contract, are expensed when incurred.

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

Goodwill and Other Intangible Assets.   We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires goodwill and some intangible assets to no longer be amortized. Instead, goodwill will be subject to an annual impairment test. The goodwill impairment test involves a two-step approach. The first step of the test is to compare the fair value of the reporting unit (for instance, the business of Paragon Systems) to its book value, including goodwill. The fair value of the reporting unit is measured using discounted projected future cash flows. Cash flow estimates include projections of revenues from existing contracts with Federal government agencies, including projected renewals and extensions. The related costs of revenues are based on our historical costs. The projections are subject to the uncertainties of realizing contract renewals and extensions, the pricing of future contracts and reasonable estimates of future labor costs and other costs of revenues.

If the book value exceeds the fair value, then the second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the book value of that goodwill. If the book value exceeds the implied fair value of that goodwill, then an impairment loss will be recognized to the extent of the excess. The implied fair value of goodwill will be determined in the same manner as the amount of goodwill recognized in the Paragon Acquisition; that is, the fair value of the reporting unit will be allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We completed our goodwill impairment test for Paragon as of December 31, 2005 and determined that the reported value of goodwill was not impaired.

Goodwill was valued at an aggregate of $15.6 million for the Paragon Acquisition and the Cornwall Acquisition. Should an impairment test cause us to recognize an impairment loss, the book value of goodwill will be reduced by the amount of the impairment loss. An equal charge to expense will be made reducing our results of operations.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from one to nine years. Amortizable intangible assets consist of customer contracts we acquired with the Paragon Acquisition and Cornwall Acquisition and the non-compete agreements with certain of Paragon Systems’ and Cornwall’s former owners. We completed an impairment test in accordance with SFAS No. 144, for the Paragon goodwill and intangible assets and concluded that no impairment had occurred as of December 31, 2005. Because the acquisition of Cornwall occurred in the fourth quarter of 2005 and there have been no events or changes in circumstances that would require an impairment test for these assets.

Investment in Joint Venture.   We account for our 10% interest in Army Fleet Support using the equity method of accounting. Accordingly, we increase the carrying amount of our interest for our share of the net earnings of Army Fleet Support and reduce the carrying amount of our interest for cash received from Army Fleet Support and amortization of the difference between our cost and our share of the net equity in Army Fleet Support. We record income from our investment in Army Fleet Support equal to our share of the net earnings of Army Fleet Support less amortization of the difference between our cost and our share of the net equity in Army Fleet Support. As part of the allocation of the purchase price for the Paragon Acquisition, the fair value of our interest in Army Fleet Support in excess of the net equity of our interest in Army Fleet Support was attributed to the value of Army Fleet Support’s contract with the Federal government and is being amortized over the life of the contract, which is ten years. In December 2003, Paragon Systems made an investment of $715,000 in Army Fleet Support. The carrying value of the investment in Army Fleet Support was increased to $8,698,000 as a result of the purchase accounting adjustments made in connection with the Paragon Acquisition.

Our portion of the net earnings of, and the cash distributions received from, Army Fleet Support and the amortization of the excess of cost over our portion of the net equity of Army Fleet Support during 2004 were as follows:

	Earnings	Cash Distributions	Amortization
First Quarter 2005	$840,000	$400,000	$206,000
Second Quarter 2005	620,000	455,000	206,000
Third Quarter 2005	609,000	238,000	206,000
Fourth Quarter 2005	532,000	288,000	206,000
	$2,601,000	$1,381000	$824,000

The timing and amount of distributions received from Army Fleet Support vary widely and are not predictable. These distributions may materially affect our cash flow.

Liquidity and Capital Resources

As of December 31, 2005, we had $0.5 million of cash on hand. The funds advanced to us and outstanding under our Factoring Facility as of December 31, 2005 exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lender. Accordingly, we were in default under our Factoring Agreement and, due to cross default provisions, we were in default of the Credit Agreement. However, on March 29, 2006, we entered into an Amendment and Forbearance Agreement with our lenders which waived certain specified defaults under the Company’s credit agreement with the lenders and agreed to forbear from exercising all remedies available to the lenders in connection with such existing defaults until January 1, 2007. The agreement also amends the Credit Agreement, among other things, to delay all principal payments under the Term Loans until January 1, 2007 and to revise the default interest rate with respect to the Term Loans so that it equals the default interest rate with respect to the Factoring Facility and to defer certain fees until January 1, 2007.

The Series C Redeemable Preferred Stock outstanding at December 31, 2005 is redeemable on February 28, 2007 for an aggregate value of $6.0 million. All of the outstanding Series C Redeemable Preferred Stock was issued in connection with the Paragon Acquisition and is held by the former shareholders of Paragon Systems. On February 26, 2006, we filed a complaint against the former shareholders of Paragon Systems alleging, among other things, that the former shareholders breached certain representations set forth in the Stock Purchase Agreement between the Company and the former shareholders dated as of February 23, 2004 (the “Paragon Purchase Agreement”), pursuant to which the Paragon Acquisition was consummated on February 27, 2004, and that certain former shareholders committed fraud in connection with the Paragon Acquisition. In the complaint we seek, among other things, an award of damages against the former shareholders and a decree invalidating all of the outstanding shares of the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and did not pay the $150,000 interest payment which was otherwise due in respect of the Series C Redeemable Preferred Stock on February 28, 2006.

In order to improve the liquidity position of the Company and to reduce the outstanding debt under the Credit Agreement, we are planning to sell certain non-core assets and to use the proceeds of these asset sales to repay our lenders. We intend to sell the assets of IMI, a subsidiary of Cornwall, and use all of the proceeds from the sale to reduce our obligations under Term Loan A. In addition, we will need to raise additional debt and/or equity capital or renegotiate our existing debt agreements in order to improve our liquidity position for the remainder of 2006 and to satisfy our debt maturity obligations during 2007, beginning on January 1, 2007 as a result of the March 29, 2006 amendment to the Credit Agreement. If we are unable to raise significant capital prior to January 1, 2007, we anticipate that on such date we will be in default under our Credit Agreement.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of 2006, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and the effect that the adoption of SFAS No. 123R will have on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not he within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for us no later than December 31, 2005. We are currently evaluating the impact, if any, on our results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.

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

Our 10% convertible promissory notes issued in our 2005 private placement carry interest rates which are fixed. The Factoring Facility has a funds usage fee, and the Term Loans have interest rates, which vary with the prime rate. Accordingly, if we sell our accounts receivable to our lenders and such accounts remain unpaid, then any increase in the prime rate will increase the funds usage fee we owe on such unpaid accounts and, therefore, reduce our earnings.

Item 8.                        Financial Statements and Supplementary Data

The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the “Index to Consolidated Financial Statements” on page F-1 hereof.

The supplementary financial data required to be included in this Annual Report is included in Note 20 of the Notes to Financial Statements, which are listed in the “Index to Financial Statements” on page F-1 hereof.

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

During the quarter ended December 31, 2005, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

In March 2006, we entered into an agreement to sell certain real property we own in Fort Lauderdale, Florida for a purchase price of $775,000. We anticipate the closing of the sale to occur on May 1, 2006, however, the closing is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, satisfactory completion of due diligence by the buyer.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Board of Directors

Our bylaws provide that our board of directors shall consist of between one member and nine members. Our board of directors currently consists of four members, Messrs. Farrell, Toole and Logsdon and Dr. Verbrugge. If we have more than two directors, our articles of incorporation provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, approximately one-third of our board of directors will be elected each year. Dr. Verbrugge and Messrs. Farrell, Toole and Logsdon serve as directors of the Company as follows: Mr. Logsdon serves as a Class I Director until the 2006 annual meeting of shareholders; Dr. Verbrugge serves as a Class II Director until the 2007 annual meeting of shareholders; and Messrs. Farrell and Toole each serve as Class III Directors until the 2008 annual meeting of shareholders. Messrs. Farrell, Toole and Logsdon and Dr. Verbrugge will serve as directors until the expiration of their applicable terms and until their successors have been elected and qualified or until their earlier death, resignation or removal. This classification of the board of directors may delay or prevent a change in control of the Company.

Executive Officers

Our board of directors appoints our executive officers on an annual basis to serve until their successors have been elected and qualified, subject to applicable employment agreements. See Item 11 of this Annual Report. There are no family relationships among any of our directors or officers.

Compensation Committee.   Our compensation consists of Dr. Verbrugge and Messrs. Toole and Logsdon. The responsibilities of the compensation committee include reviewing and recommending to the board of directors the compensation of all of our officers and directors, including stock compensation and loans, establishing and reviewing general policies relating to the compensation and benefits of our employees and administering our 2004 Stock Incentive Plan.

Name	Age	Position
Ronald G. Farrell	62	Chairman of the Board, President and Chief Executive Officer of the Company
James A. Logsdon	58	Director
Lee K. Toole	69	Director
James A. Verbrugge	65	Director

Certain additional information concerning the individuals named above is set forth below:

James M. Logsdon has served as a member of our board of directors, our audit committee and our compensation committee since our initial public offering in February 2005. Mr. Logsdon is a consultant with The Logsdon Group, which Mr. Logsdon founded in March 2004. The Logsdon Group provides tactical and strategic consulting services to business organizations. He served as President, Chief Operating

Officer and a director of Verso Technologies, Inc., a publicly-held technology corporation, from January 2000 until March 2004. From January 1998 to January 2000, Mr. Logsdon served as Vice President and General Manager of Branch Operations—East for the Network Services division of GTE Corporation, a global telecommunications corporation. From January 1991 to December 1997, he served as GTE’s Vice President, Sales & Marketing—Commercial Markets.

Lee K. Toole has served as a member of our board of directors, our audit committee and our compensation committee since our initial public offering in February 2005. Mr. Toole founded Toole Consulting Corporation in 1997, which provides consulting services to Lucent Technologies, Inc. and GTE Corporation, among other clients. Mr. Toole retired in 1997 as a senior vice president of GTE Corporation, concluding a 36 year career in the telecommunications industry. During his career, which included 15 years with AT&T, Inc., Mr. Toole served in various executive capacities, including President of GTE China, Senior Vice President—Asia Pacific, Vice President—Business Development worldwide for wireless networks, and Chairman of the Board of Directors of a joint venture in Argentina which built a nationwide wireless network.

Dr. James A. Verbrugge has served as a member of our board of directors, our audit committee and our compensation committee since our initial public offering in February 2005. Dr. Verbrugge is Emeritus Professor of Finance in the Terry College of Business at the University of Georgia. From 1976 to 2001, he was the Chairman of the Department of Banking and Finance in the Terry College of Business, where he held the Chair of Banking from 1992 to 2002. He is a member of the board of directors of each of OneTravel, Inc., Crown Crafts, Inc. and Verso Technologies, Inc. and also serves on the boards of two private companies.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of the board of directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Logsdon and Toole and Dr. Verbrugge.

Our board of directors has determined that the audit committee’s chairperson, Dr. Verbrugge, is an “audit committee financial expert”, as such term is defined in Item 401(h) of Regulation S-K. Dr. Verbrugge meets the independence requirements of Rule 4200(a)(15) of the NASD listing standards.

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

Code of Ethics

The board of directors has adopted a Code of Ethics and Conduct that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. We shall provide to any person without charge, upon request, a copy of our Code of Ethics and Conduct. Such requests should be directed to the Secretary of Tri-S Security Corporation at 11675 Great Oaks Way, Suite 120, Alpharetta, Georgia 30022.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2005, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.                 Executive Compensation

Director Compensation

We compensate each member of our board of directors for their service on our board of directors at an annual rate of $10,000 per year. We will also compensate each member of our board of directors who serves on a committee of the board at an annual rate of $2,500 for each committee on which such member serves and reimburse our board of directors members for reasonable expenses incurred by them in attending such meetings of the board of directors and any committees of the board of directors of which they are members. Members of our board of directors are also eligible to receive stock options granted pursuant to our 2004 Stock Incentive Plan.

Executive Compensation

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by each person who served as our Chief Executive Officer during the year ended December 31, 2005, as well as for our other executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2005 (the “Named Executive Officers”).

					Long-Term Compensation
	Annual Compensation				Securities Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)	Options(#)(1)	Compensation($)
Ronald G. Farrell	2005	301,244	(1)	348,650	—	56,797	(2)
Chief Executive Officer	2004	273,538	(1)	145,000	—	45,627	(3)
	2003	248,769	(1)	—	—	45,000	(3)
Robert K. Mills	2005	71,178		—	—	2,436
Chief Financial Officer	2004	—		—	—	—
	2003	—		—	—	—
E. Wayne Stallings	2005	66,376		12,915	—	37,464	(4)
Former Chief Financial Officer	2004	30,880		—	—	—
	2003	—		—	—	—

(1)          Includes $30,693, $19,538 and $17,769 for payments made with respect to accrued but unused vacation for 2005, 2004 and 2003, respectively.

(2)          Includes $17,901 for automobile expenses and $22,160 for medical benefits.

(3)          Includes $18,000 for automobile expenses and $15,000 for medical and dental benefits.

(4)          Includes $30,375 of severance payments and $7,089 of medical benefits payable to Mr. Stallings pursuant to a severance agreement between Mr. Stallings and the Company. See “Employment Agreements.”

Option Grants in Last Fiscal Year

We did not grant any options to purchase our common stock during the year ended December 31, 2005 to our Chief Executive Officer or to any other Named Executive Officer.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the value at December 31, 2005, of the unexercised options held by each of the Named Executive Officers. The value of unexercised options reflects the increase in market value of the common stock from the date of grant through December 31, 2005. No Named Executive Officer exercised any options during the year ended December 31, 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald G. Farrell	97,087	—	$415,532	—

Employment Agreement

We have entered into an employment agreement with Mr. Farrell pursuant to which Mr. Farrell has agreed to serve as Chief Executive Officer and President of the Company until December 31, 2008. The agreement provides for (i) payment of a specified base salary which increases by 10% per year;

(ii) payment of an annual incentive bonus equal to 5% of our operating income for such year (which income includes dividends and distributions made to us with respect to our interest in the joint venture), provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; (iv) payment of an acquisition bonus equal to 2% of the value of all acquisitions made by us; and (v) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by the Company without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as the chief executive officer of the Company. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

Mr. Mills has agreed to serve as our Chief Financial Office for a term of three years commencing in August 2005 and, in consideration therefor, we have agreed to pay to Mr. Mills: (i) a base salary at a rate of $175,000.00 per year; (ii) an annual retention bonus equal to $25,000.00 per year; and (ii) an annual performance bonus equal to 2% of our earnings before interest, income taxes, depreciation and amortization for such year, provided that the annual performance bonus may not exceed 100% of the base salary for such year. In January 2006, we granted to Mr. Mills pursuant to our 2004 Stock Incentive Plan a qualified stock option to purchase 100,000 shares of common stock at an exercise price of $4.05 per share, which option will vest over a three-year period commencing in August 2006.

On August 12, 2005, we entered into an agreement with E. Wayne Stallings in connection with Mr. Stallings’ resignation from his position as our Chief Financial Officer on such date (the “Resignation Date”). Pursuant to the agreement, Mr. Stallings provided to us on a full-time basis through September 30, 2005 such services as we reasonably requested, and we have paid or shall pay to Mr. Stallings: (i) from the Resignation Date through August 1, 2006 (the “Continuation Period”), his base salary at the rate in effect immediately prior to the Resignation Date, subject to all withholdings required pursuant to applicable law; (ii) on September 30, 2005, a retention incentive payment in the amount of $12,000.00, subject to applicable withholdings; and (iii) during the Continuation Period and in lieu of health insurance benefits, an amount equal to $1,181.00 per month.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Messrs. Toole and Logsdon and Dr. Verbrugge. None of the members of our compensation committee has ever been, at any time since the time of our formation, one of our officers or employees. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which our common stock is authorized for issuance as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:(1)	243,500	$4.55	256,500
Equity compensation plans not approved by security holders:(2)	748,737	$5.36	0
Total	992,237	$5.16	256,500

(1)          Represents options available for grant pursuant to our 2004 Stock Incentive Plan, which was approved by our shareholders on October 13, 2004.

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

(b)         In July 2002, we issued to one of our lenders a warrant to purchase 50,000 shares of common stock at an initial exercise price of $1.00 per share exercisable in its entirety on the date of grant. Upon the Exchange and Recapitalization, this option was exchanged for an option to purchase 16, 181 shares of common stock at an exercise price of $2.09 per share.

(c)          On February 8, 2005, we issued to our underwriters for our initial public offering options to purchase an aggregate of 180,000 shares of common stock at an exercise price of $7.08 per share, which options expire on February 8, 2010.

(d)         On February 8, 2005, we issued to our underwriter for our initial public offering options to purchase an aggregate of 180,000 warrants, each exercisable for one share of common stock. The options have an exercise price of $.15 per warrant and, upon issuance, the warrants will have an exercise price of $7.20 per share. The options and warrants, if issued, expire on February 8, 2010.

(e)          On April 26, 2005, we issued to a public relations firm in exchange for services rendered by the firm to us a warrant to purchase 25,000 shares of common stock at an exercise price of $6.00 per share. The warrant expires on April 26, 2008.

(f)            On December 21, 2005, we issued to our placement agent for our private placement which occurred in September and October 2005 warrants to purchase an aggregate of 250,469 shares of common stock at an exercise price of $4.80 per share. The warrants expire on December 21, 2008.

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of the common stock as of April 6, 2006 by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all our executive officers and directors as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to us.

	Common Stock(1)
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(2)
Ronald G. Farrell†‡	906,149	(3)	26.1%
Select Contrarian Value Partners, L.P.(4)	336,574	(5)	10.0%
Michael F. Bennett	194,984	(6)	5.8
James A. Logsdon†	0		—
Robert K. Mills ‡(7)	7,812		*
L. K. Toole†	0		—
James A. Verbrugge†	0		—
E. Wayne Stallings(8)	0		—
All directors and executive officers as a group (5 persons)	913,961		26.1

†       Director of the Company

‡       Officer of the Company

*       Less than 1% of the issued and outstanding shares of the common stock.

(1)    Unless otherwise noted, all of the shares shown are held by individuals or entities processing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 6, 2006, are treated outstanding only when determining the amount and percentage owned by such individual or group.

(2)    In accordance with regulations of the SEC, the percentage calculations are based on 3,369,117 shares of common stock issued and outstanding as of April 6, 2006, plus shares of common stock which may be acquired within 60 days of April 6, 2006 by each individual or group listed.

(3)    Includes (i) 711,974 shares of common stock held by R.G.F. Investments, Inc., a corporation in which Mr. Farrell is the sole shareholder, officer and director, over which shares Mr. Farrell may be deemed to have sole investment and voting power; (ii) 97,087 shares of common stock held by Mr. Farrell’s spouse, over which shares Mr. Farrell may be deemed to have shared investment and voting power; and (iii) 97,087 shares of common stock issuable upon exercise of an option held by Mr. Farrell.

(4)    On March 22, 2006, a Schedule 13G was jointly filed by the following reporting persons: Kaizen Management, L.P.; Kaizen Capital, L.L.C.; Select Contrarian Value Partners, L.P. and David W. Barry. The principal business office of such reporting persons is 4200 Montrose Blvd., Suite 510, Houston, Texas 77006.

(5)    Includes 104,526 shares of common stock. Additionally, the reporting person owns a 10% convertible promissory note which is convertible into 312,500 shares of common stock and a warrant which is exercisable into 156,250 shares of common stock. Pursuant to the terms of the note and warrant, the note may not be converted, and the warrant may not be exercised, if such conversion or exercise would result in the reporting person owning greater than 9.99% of the common stock.

(6)    Includes 36,408 shares of common stock held by Southwick Capital, LLC, a limited liability company controlled by Mr. Bennett, over which shares Mr. Bennett may be deemed to have shared investment and voting power.

(7)    Represents 5,208 shares of common stock issuable upon conversion of a 10% convertible promissory note with an aggregate value of $25,000 purchased and 2,604 shares of common stock issuable upon exercise of a warrant held by Mr. Mills. Robert K. Mills commenced serving as our Chief Financial Officer in August 2005.

(8)    E. Wayne Stallings served as our Chief Financial Officer from October 2004 until August 2005.

Item 13.                 Certain Relationships and Related Transactions

Employment Agreements

A description of the employment agreements between each of the Named Executive Officers and us is set forth in Item 10 of this Annual Report.

Indebtedness of Management

Pursuant to Mr. Farrell’s employment agreement with us, Mr. Farrell, our Chief Executive Officer and President, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company prior to our initial public offering, he agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell has agreed to repay to us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of common stock or any combination thereof.

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

Indemnification Agreements

We have entered into indemnification agreements with our directors pursuant to which we will indemnify them to the fullest extent permitted by applicable law if they are involved or become involved or are threatened to be involved in any investigation, action, claim suit or proceeding, whether civil, criminal, administrative or investigative, by reason of that fact that they were or are serving as an officer or director of the Company or were or are serving at our request as an agent of any other entity.

Private Placement

Robert K. Mills, our Chief Financial Officer, invested $25,000 in our 2005 private placement and was issued a 10% convertible promissory note in principal amount of $25,000 and a warrant to purchase 2,604 shares of common stock.

Michael F. Bennett, who owns more than 5% of the outstanding shares of common stock, invested $100,000 in our 2005 private placement through Southwick Capital LLC, which is controlled by Mr. Bennett. In connection with the 2005 private placement, we issued to Southwick Capital LLC a 10% convertible promissory note in principal amount of $100,000 and a warrant to purchase 10,416 shares of common stock.

Item 14.                 Principal Accountant Fees and Services

On July 20, 2004 we engaged Miller Ray Houser & Stewart LLP (“MRH&S”) as our independent registered public accounting firm to audit our financial statements in preparation for our initial public offering and for the year ended December 31, 2004. On December 21, 2005, we engaged Tauber & Balser,

P.C. (“Tauber”) as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2005.

Audit Fees

Tauber billed $85,463 for fiscal year 2005 and MRH&S billed $20,640 and $76,741 for fiscal years 2005 and 2004, respectively, for professional services rendered by them for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements and for services that are normally provided by them in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

MRH&S billed $39,094 and $103,954 for fiscal years 2005 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” The services provided by MRH&S included reviewing interim data, reviewing the registration statement filed in connection with our initial public offering and related documents, providing comfort letters to the underwriters in our initial public offering and advising management in connection with our initial public offering.

Tax Fees

MRH&S billed $35,740 for fiscal year 2004 for professional services rendered by it for tax compliance, tax advice and tax planning. These services include preparation of the Federal and state income tax returns for Tri-S Security.

All Other Fees

Neither Tauber nor MRH&S billed for, nor rendered professional services to, us during fiscal years 2005 or 2004 for any services that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee is required to pre-approve the audit and non-audit services performed by the Company’s independent auditors. The audit committee has adopted a policy which provides for general pre-approval of specified Audit, Audit-Related, Tax and Other Services that do not exceed enumerated dollar amounts. The policy also provides that, unless a type of service to be provided by the independent auditors has received general pre-approval, it will require specific pre-approval by the audit committee.

The audit committee has determined the Audit, Audit-Related, Tax and Other Services that are the basis for general pre-approval by the audit committee. The enumerated dollar amounts at which such general pre-approval will apply are currently under consideration by the audit committee. Until the audit committee has determined such enumerated dollar amounts, all services performed by the Company’s independent auditors will require the specific pre-approval of the audit committee.

Item 15.                 Exhibits, Financial Statement Schedules

(a)   Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

(1)   A list of the consolidated financial statements and financial statement schedules required to be filed as a part of this Annual Report is shown in the “Index to Consolidated Financial Statements” on page F-1.

(2)   A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tri-S Security Corporation

We have audited the accompanying consolidated balance sheet of Tri-S Security Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-S Security Corporation and subsidiaries at December 31, 2005, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia
March 31, 2006

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tri-S Security Corporation and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, the accompanying 2004 consolidated financial statements have been restated.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia
March 15, 2005 (except for
Note 3, as to which the date is
November 15, 2005)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tri-Security Corporation

We have audited the accompanying statements of operations, shareholders’ equity and cash flows of Paragon Systems, Inc. (predecessor company to Tri-S Security Corporation) for the year ended December 31, 2003 and the period from January 1, 2004 to February 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Paragon Systems, Inc., for the year December 31, 2003 and the period from January 1, 2004 to February 27, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia
March 15, 2005

Tri-S Security Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$463	$313
Trade accounts receivable, net of allowance for doubtful accounts of $1,181 and $537, respectively	10,988	5,312
Deferred initial public offering costs	—	633
Income taxes receivable	20	200
Prepaid expenses and other assets	982	178
Total current assets	12,453	6,636
Property and equipment, less accumulated depreciation	1,467	325
Note receivable—officer	102	100
Investment in joint venture	8,698	8,302
Goodwill	15,615	7,747
Intangibles, net
Customer contracts	5,990	1,172
Deferred loan cost	1,756	18
Other	1,264	318
Total assets	$47,345	$24,618
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$1,199	$351
Accrued interest expense	100	566
Accrued expenses	5,690	2,422
Income taxes payable	—	212
Factoring facility	7,191	3,092
Term loans	275	—
Promissory notes	—	7,706
Current portion of capital lease obligations	—	91
Total current liabilities	14,455	14,440
Other liabilities:
10% convertible notes	6,300	—
Deferred income taxes	5,069	4,343
Term loans	4,817	—
Long term debt	270	—
Series C preferred stock subject to mandatory redemption	6,000	6,000
Capital lease obligations, less current portion	—	103
Total liabilities	36,911	24,886
Stockholders’ equity (deficit):
Preferred stock, $1.00 par value,
10,000,000 shares authorized
Series A convertible preferred stock 100,000 shares issued and outstanding	0	460
Series B convertible preferred stock, 40,000 shares issued and outstanding	0	196
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,338,700 and 827,832 shares issued and outstanding	3	1
Additional paid-in capital	13,749	115
Deficit	(3,318)	(1,040)
Total stockholders’ equity (deficit)	10,434	(268)
Total liabilities and stockholders’ equity (deficit)	$47,345	$24,618

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

			Predecessor Basis— Paragon Systems, Inc.
	Year ended December 31, 2005	Year ended December 31, 2004	January 1, 2004 to February 27, 2004	Year ended December 31, 2003
Revenues	$41,985	$25,425	$4,705	$29,395
Cost of revenues:
Direct labor	24,406	13,810	2,481	16,070
Indirect labor and other contract support costs	14,054	10,223	2,113	11,151
Amortization of customer contracts	677	298	—	—
	39,137	24,331	4,594	27,221
Gross profit	2,848	1,094	111	2,174
Selling, general and administrative	6,133	2,115	230	1,466
Amortization of intangible assets	279
Operating income (loss)	(3,564)	(1,021)	(119)	708
Income from joint venture, net	1,777	1,637
Interest and other income (expense):
Interest income	44	3	—	12
Interest expense	(1,383)	(1,380)	(11)	(30)
Interest on preferred stock subject to mandatory redemption	(300)	(250)	—
Other income (expense)	(266)
	(1,905)	(1,627)	(11)	(18)
Income (loss) before income taxes	(3,692)	(1,011)	(130)	690
Income tax expense (benefit)	(1,414)	(384)	—	40
Net income (loss)	$(2,278)	$(627)	(130)	650
Pro forma income tax expense (benefit)			(49)	262
Proforma net income (loss)			$(81)	$428
Basic and diluted net (loss) per common share	$(0.74)	$(0.76)
Basic and diluted weighted average number of common shares	3,097	828

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Paragon Systems, Inc.		Tri-S Security Corporation
	Common Stock		Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in	Retained Earnings
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost	Capital	(Deficit)	Total
Predecessor Basis

Balance at January 1, 2003	940	$1	—	$—	—	$—	—	$—	$—	$2,989	$2,990
Net income	—	—	—	—	—	—	—	—	—	650	650
Balance at December 31, 2003	940	1	—	—	—	—	—	—	—	3,639	3,640
Net loss	—	—	—	—	—	—	—	—	—	(130)	(130)
Balance at February 27, 2004	940	1	—	—	—	—	—	—	—	3,509	3,510
Successor Basis
Balance at February 27, 2004	940	1	—	—	—	—	—	—	—	3,509	3,510
Reverse capital structure of predecessor	(940)	(1)	—	—	—	—	—	—	—	(3,509)	(3,510)
Capital structure of successor at December 31, 2004	—	—	828	1	100	460	40	196	115	(413)	359
Net loss for year ended December 31, 2004 (restated)	—	—	—	—	—	—	—	—	—	(627)	(627)
Balance at December 31, 2004 (restated)	—	—	828	1	100	460	40	196	115	(1,040)	(268)
Recapitalization			372		(100)	(460)	(40)	(196)			(656)
IPO including warrants related to IPO, net of issue costs of $633			2,070	2					10,885		10,887
Shares issued for services & interest			69						334		334
Options issued for services									59		59
Warrants issued									2,356		2,356
Net loss for year ended December 31, 2005										(2,278)	(2,278)
Balance at December 31, 2005	—	$—	3,339	$3	—	$—	—	$—	$13,749	$(3,318)	$10,434

See accompanying notes to financial statements

Tri-S Security Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

			Predecessor Basis— Paragon Systems, Inc.
	Year ended December 31, 2005	Year ended December 31, 2004	For the period January 1, 2004 to February 27, 2004	Year ended December 31, 2003
Cash flow from operating activities:
Net income (loss)	$(2,278)	$(627)	$(130)	$650
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Income from joint venture, net	(1,777)	(1,637)	—	—
Depreciation and amortization	1,065	617	28	175
Deferred income tax (expenses) benefits	(1,193)	(414)	—	—
Common shares, options and warrants in exchange for services and interest	334	0	0	0
Non-cash interest expense	369	0	0	0
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable, net	(1,883)	544	(1,161)	157
Prepaid expenses and other assets	21	393	(499)	10
Trade accounts payable	601	(262)	62	(872)
Accrued liabilities	(697)	437	944	(109)
Income taxes payable	(242)	(207)	(111)	152
Net cash used by operating activities	(5,680)	(1,156)	(867)	163
Cash flow from investing activities:
Acquisition of subsidiary, net of cash acquired	(12,286)	(2,300)	—	—
Investment in joint venture	—	—	—	(715)
Proceeds from investment in joint venture	1,381	1,437	715	—
Proceeds from sale of property and equipment	—	14	—	—
Purchase of property and equipment	(100)	(67)	—	(427)
Net cash provided (used) by investing activities	(11,005)	(916)	715	(1,142)
Cash flow from financing activities:
Proceeds from intial public public offering	10,887	—	—	—
Repayment of notes issued for purchase of Paragon	(7,764)	—	—	—
Proceeds from issuance of notes and warrants	8,015	—	—	—
Proceeds (repayments) of factoring facility	2,107	3,067	(405)	676
Proceeds from issuance of term loans	5,150	—	—	—
Deferred financing costs	(1,560)	—	—	—
Proceeds (repayments) of capital lease obligations	—	(65)	(13)	272
Deferred initial public offering costs	—	(599)	—	—
Payments for intangible assets	—	(120)	—	—
Net cash provided (used) by financing activities	16,835	2,283	(418)	948
Net increase (decrease) in cash and cash equivalents	150	211	(570)	(31)
Cash and cash equivalents at beginning of period	313	102	846	877
Cash and cash equivalents at end of period	463	313	276	$846
Supplemental disclosures of cash flow information:
Interest paid	$1,491	$931	$6	$30
Income taxes paid	$423	$224	$—	$—
Issuance of notes and preferred stock in businesss acquisiton	$—	$13,706	$—	$—

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries
Notes to Financial Statements
(dollars in thousands, except per share data)

1.   Organization and Nature of Business

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “We”) was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon”) and (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group (“Cornwall”), a Florida Corporation with its principal offices located in Miami, Florida.

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

2.   Basis of Presentation and Principles of Consolidation

Summary of Significant Accounting Policies

Tri-S was formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a large company. Tri-S has acquired and continues to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry.

Tri-S did not have any operating businesses prior to the acquisition of Paragon. Expenses consisted primarily of services performed and fees incurred associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The financial statements of Paragon, as an operating entity, are the more relevant information available prior to the acquisition of Paragon by Tri-S. Consequently, the accompanying financial statements present the financial statements of Paragon as the “Predecessor” prior to the acquisition and the consolidated financial statements of Tri-S as the “Successor” subsequent to the Paragon acquisition.

On February 27, 2004, the Company acquired all of the outstanding capital stock of Paragon for a total purchase price of $16 million payable in cash, redeemable preferred stock, and notes payable.

On October 18, 2005, the Company acquired all of the outstanding capital stock of The Cornwall Group, Inc. (“Cornwall”) for a total purchase price of $13.5 million, payable in cash and a note. Both acquisitions were accounted for as a purchase and the results of their operations are included in the Tri-S consolidated financial statements from the date of acquisition.

All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results may differ from estimates.

Revenue Recognition

We record revenue monthly as guard services are provided to our customers under contracts. We bill guard services in arrears at hourly or monthly rates based on the number of hours worked under some contracts and as fixed monthly amounts under other contracts. Hourly and monthly rates are based on contractual terms.

The terms of our contracts are complex and may be subject to differing interpretations. We make estimates and judgments about terms of the contracts in providing services and in billing and recording revenue. At times, our Federal contracts require interpretations. Typically, differences in interpretation are resolved on a mutual basis in discussions with the government agency involved. The resolution of differences may result in a determination that amounts previously billed are not in accordance with contract terms and adjustments of amounts initially recorded as revenue may be material.

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2004 and 2005, none of our contracts have been subject to cessation of funding.

Cost of Revenues

Cost of revenues is primarily comprised of labor, related payroll taxes, employee benefits, workers compensation, liability insurance and the pro rata portion of the costs of customer contracts acquired.

We make estimates and judgments of amounts recorded for accruals of labor related costs. Expenses most subject to estimation and judgment are accrued vacation and workers compensation costs. The terms of vacation policies may be complex and subject to interpretation. Workers compensation insurance is subject to retroactive audit. Actual amounts could differ from the amounts initially recorded.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We evaluate impairment of long-lived assets, including property and equipment and intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on discounted cash flows and the fair value of an asset.

We evaluate goodwill and other intangible assets with an indefinite useful life for impairment on an annual basis. Additionally goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill and other intangibles is evaluated in relation to the operating performance and estimated future discounted cash flows of the entity.

Investment in Joint Venture

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s debt, including the factoring facility and capital lease obligations approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2005 and 2004.

Retirement Plan

Substantially all of Paragon’s employees are eligible to participate in a 401(k) profit sharing plan. Under the terms of the plan, employees may elect to defer up to ten percent of their compensation subject to Internal Revenue Service limitations. Paragon provides discretionary matching contributions on these deferrals each year based upon determinations by the board of directors. Paragon did not make any matching contributions for 2003, 2004 and 2005.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable are stated at amounts management expects to collect. The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on known troubled accounts, amounts that have been charged back to us by our factor, and other currently available evidence. Accounts that are determined to be uncollectable are written off against the allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the double-declining method or the straight line method.  Repairs and maintenance costs are expensed as incurred.

Preferred Stock Subject to Mandatory Redemption

Preferred Stock subject to mandatory redemption is accounted for in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, as freestanding financial instruments having characteristics of both liabilities and equity and, as such, are classified as liabilities in the financial statements. The dividend requirement is recorded as interest expense.

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse and for net operating loss carryforwards. Deferred tax expense or benefit represents the change in the deferred tax asset and liability balances.

Beginning with its S corporation election on January 1, 1999, and prior to its acquisition by Tri-S on February 27, 2004, Paragon was taxed as a S corporation. All income and losses of Paragon were allocated to the shareholders for inclusion in their respective income tax returns. Prior to its election as a S corporation, Paragon was taxed as a C corporation and was subject to taxes on income earned prior to its election as an S corporation. These taxes are termed built-in gain taxes by the Internal Revenue Service as they relate to differences between the fair market value and the tax basis of assets as of the date a C corporation elects S status. These taxes paid by the S corporation are deductible by shareholders. The provision for income taxes of Paragon as the Predecessor consists of built-in gains taxes. Paragon’s S election was automatically terminated upon its acquisition by Tri-S.

Paragon used the cash basis of accounting for income taxes prior to its acquisition, at which time it was required to change its tax method to the accrual basis. Effective February 28, 2004, the Company filed a consolidated income tax return that includes the accounts of Tri-S and Paragon.

The accompanying financial statements present the financial statements of Paragon as the Predecessor prior to the Acquisition and the consolidated financial statements of Tri-S as the Successor subsequent to the Acquisition. The Predecessor company was a S corporation; consequently, pro forma tax expense and pro forma net income per share are presented on the face of the historical statements of operations for the periods presented as the Predecessor.

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share.” That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants and stock options were not included in the computation of diluted EPS as their effect was antidilutive.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the effect that the adoption of SFAS No. 123R will have on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not he within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for us no later than December 31, 2005. We are currently evaluating the impact, if any, on our results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.

3.   Restatement

On October 27, 2005, the Audit Committee determined the Company’s consolidated financial statements for the year ended December 31, 2004 should be restated. The restatement is required to account for the Company’s 10% equity interest in Army Fleet Support, LLC, to use the equity method of accounting as required by Account Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock’’ and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”. Previously the Company’s investment was recorded at cost.

The following tables present the effect of the restatement on the originally reported financial position and results of operations as of and for the year ended December 31, 2004. The originally reported cash flows from operating, investing, and financing activities were not affected.

	December 31, 2004 As Originally Reported	December 31, 2004 Restated
	(in thousands)
Balance Sheet:
Current assets	$6,636	$6,636
Investment in joint venture	6,665	8,302
Other non-current assets	9,680	9,680
Total assets	$22,981	$24,618
Current liabilities	$14,440	$14,440
Other non-current liabilities	9,822	10,446
Stockholders’ equity (deficit)	(1,281)	(268)
Total liabilities and stockholders’ equity	$22,981	$24,618
Statement of Operations:
Revenues	$25,425	$25,425
Cost of revenues	24,331	24,331
Selling, general and administrative	2,115	2,115
Income from joint venture	0	1,637
Other income (expense)	(1,627)	(1,627)
Income (loss) before income taxes	(2,648)	(1,011)
Income tax benefit	(1,008)	(384)
Net income (Loss)	$(1,640)	$(627)
Basic net income (loss) per share	$(1.98)	$(0.76)
Diluted net income (loss) per share	$(1.98)	$(0.76)

Notes 7 and 8 have been updated to reflect this restatement.

4.   Acquisition of The Cornwall Group

On October 18, 2005, the Company acquired all of the outstanding capital stock of The Cornwall Group, Inc. (“Cornwall”) for a total purchase price of $13.5 million. Cornwall is comprised of  6 operating subsidiaries which provide security guard services in South Florida. After adjusting for certain working capital items, the net purchase price was $12,753,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition date used for accounting purposes was September 30, 2005 (in thousands).

Current assets	$4,912
Property, plant and equipment	1,347
Other assets	313
Customer contracts	5,495
Other Intangibles	1,070
Goodwill	7,868
Total assets acquired	$21,005
Total liabilities assumed	8,252
Net assets acquired	$12,753

Customer contracts represent the estimated fair value of the customer contracts in place as of the acquisition date and will be amortized over 4 years which represents the estimated life of the contracts.

Goodwill represents the purchase price of the acquired company less the fair value of the net assets acquired.

Other intangible assets include the value of  a non-compete agreement, trademarks and trade names and software. Other intangibles are amortized for 1 - 5 years based on the estimated lives of the assets.

As a result of the acquisition of Cornwall, the Company recorded a net deferred tax liability of $2,235. This deferred tax liability results from the difference between financial reporting and income tax bases of assets and liabilities purchased.

The following unaudited combined pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of each of the periods presented. Adjustments to the combined financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt and redeemable preferred shares issued in conjunction with the acquisition and amortization of the fair value of intangible assets. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1 or of results of operations that may occur in the future.

	Combined Pro Forma Statements of Operations (in thousands)
	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues	$70,870	$64,610
Operating income	$(4,471)	$(1,377)
Net (loss)	$(4,635)	$(3,058)
Basic and diluted net (loss) per common share	$(1.50)	$(3.69)

5.   Acquisition of Paragon Systems, Inc.

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

•       issued promissory notes to the former shareholders of Paragon in an aggregate principal amount of $7,706 with an annual interest rate of 7.0%; and

•       agreed to issue to the former shareholders of Paragon preferred stock subject to mandatory redemptions, with an aggregate redemption value of $6,000 with an annual dividend rate of 5.0%.

Simultaneous with the closing of the Acquisition, Paragon sold $4,295 in receivables to LSQ Funding, L.L.C. (“LSQ”), an unaffiliated company which factors receivables. The proceeds of the transaction were utilized as follows:

(in thousands)
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

(in thousands)
Book value of net assets acquired	$3,511
Investment in joint venture	8,102
Federal contracts	1,470
Non-compete agreements	380
Income tax liabilities	(1,423)
Deferred income tax liabilities	(3,751)
Goodwill	7,717
Allocated purchase price	$16,006

The investment in the joint venture was valued based on the expected future distributions from the investment. The joint venture is accounted for using the equity method of accounting. Federal contracts will be amortized over a period of nine years and non-compete agreements will be amortized over five years. The $7,717 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets was recorded as goodwill.

Paragon used the cash basis of accounting for income taxes prior to its acquisition, at which time Paragon was required to change its method to the accrual basis. Income taxes as a result of the change in method become due in four annual installments and were recorded as an adjustment of $1,423 to the purchase price of Paragon in accordance with business combination purchase accounting.

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

	Combined Pro Forma Statements of Operations (in thousands)
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

6.   Sales to Major Customers

During 2005 and 2004, 76% and 100% of the Company’s revenue was earned under contracts with various Federal Government Agencies.

7.   Related Party Transactions

Note Receivable from CEO

Pursuant to Mr. Farrell’s employment agreement with the Company, Mr. Farrell, Chief Executive Officer and President of the Company, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company, he agreed to forfeit $290,000 thereof and accept a cash bonus of $145,000 and a loan for $100,000. In connection with the loan, Mr. Farrell issued a promissory note to the Company dated December 31, 2004 in the principal amount of $100,000, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of the Company’s common stock or any combination thereof. The note is reflected as a $102,000 asset on the December 31, 2005 balance sheet.

Employment Agreements

We have entered into an employment agreement with Ron Farrell, our Chairman and CEO pursuant to which Mr. Farrell has agreed to serve as Chief Executive Officer and President of the Company until December 31, 2008. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our operating income for such year (which income includes dividends and distributions made to us with respect to our interest in the joint venture), provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; (iv) payment of an acquisition bonus equal to 2% of the value of all acquisitions made by us; and (v) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by the Company without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as the chief executive officer of the Company. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

8.   Property and Equipment

Property and equipment are comprised of the following:

	Estimated Useful	December 31,
	Life	2005	2004
		(in thousands)
Building	31 years	$499	$—
Vehicles	3 - 5 years	113	248
Computer equipment and software	3 - 5 years	657	59
Furniture and fixtures	5 years	100	32
Leasehold Improvements		35	—
Land		153	—
		1,557	339
Less accumulated depreciation and amortization		(90)	(14)
Property and equipment, net		$1,467	$325

Depreciation expense for Tri-S was $76 and $14 for the years ended December 31, 2005 and 2004. Depreciation expense was $28 for the two months ended February 27, 2004 and $175 for the year ended December 31, 2003.

9.   Investment in Army Fleet Support, LLC

In conjunction with the Acquisition of Paragon Systems on February 27, 2004, the Company acquired a 10% interest in the Joint Venture. The value of the investment in the Joint Venture at the acquisition date was $8,102,000 as established by an independent appraisal. The Company amortizes the cost of the investment in excess of the net book value using a 10-year life, which approximates the anticipated length of the contract.

The Company accounts for its investment in the Joint Venture using the equity method. Accordingly, the investment in the Joint Venture is increased by the Company’s share of the Joint Venture’s earnings and reduced by the amortization of the investment in the Joint Venture and the cash received from the Joint Venture.

The investment in the Joint Venture was effected by the following transactions for the years ended  2005 and 2004:

	2005	2004
	(in thousands)
Investment in Joint Venture—beginning	$8,302	$8,102
Company’s share of earnings in the Joint Venture	2,601	2,324
Amortization of the investment in the Joint Venture	(824)	(687)
Cash received from the Joint Venture	(1,381)	(1,437)
Investment in Joint Venture—ending	$8,698	$8,302

Summarized unaudited balance sheet information for the Joint Venture as of December 31, 2005 and 2004 is as follows:

	Dec 31, 2005	Dec 31, 2004
	(in thousands)
Total assets	$60,735	$39,189
Total liabilities	$42,761	$28,200
Equity	17,974	10,989
Total liabilities and equity	$60,735	$39,189

Summarized unaudited statement of operations information for the unconsolidated Joint Venture for the years ended December 31, 2005 and 2004 is as follows:

	Year Ended Dec 31, 2005	Year Ended Dec 31, 2004
	(in thousands)
Contract revenues	$298,746	$221,132
Operating income	25,958	24,805
Net earnings	26,005	23,237

10.   Goodwill and Intangible Assets

Intangible assets are summarized as follows:

	2005	2004	Amortization Period
Customer Contracts	$6,965	$1,470	1 - 9 years
Non-compete agreements	696	380	1 - 5 years
Loan Costs	1,909	20	1 - 3 years
Other	95	—	—
Gross carrying value of intangible assets subject to amortization	9,665	1,870
Less: Accumulated amortization	(1,314)	(362)
Net carrying value of intangibles	8,351	1,508
Trademarks	659	-0-
Goodwill	15,615	7,747
Total intangibles, net	$24,625	$9,255

Amortization of intangible assets for the year ended December 31, 2005 and 2004 was $1,004 and $462, respectively.

Estimated future amortization expense for intangible assets on the Company’s December 31, 2005 consolidated balance sheet for the fiscal years ending December 31, is as follows:

2006	$2,566
2007	$2,491
2008	$2,125
2009	$1,153
2010	$16

11.   Debt and Other Obligations

The debt of the Company as of December 31, 2005 and 2004 consists of the following:

	2005	2004
	(in thousands)
Short term borrowings under the Factoring Facility	$ 7,191	$ 3,092
Promissory notes payable, bearing interest at 7%, due February 15, 2005	—	6,206
Promissory notes payable, bearing interest at 7%, due February 28, 2005	—	1,500
Term Loan A, bearing interest at Prime + 4%, payable monthly with the final principal payment due October 1, 2007	1,621	—
Term Loan B, bearing interest at Prime + 4%, payable monthly with the final principal payment due October 1, 2009	3,471	—
Convertible Notes, face value of $8,015 bearing interest at 26.1%, cash interest payable monthly at 10% annual rate, due on various dates in September and October 2008	6,300	—
Note payable, bearing interest at 5%, due April 2007,	250	—
Other long-term debt	20	—
Series C Preferred Stock	6,000	6,000
Total debt	24,853	16,798
Less: current debt	7,466	10,798
Long term debt	$ 17,387	$ 6,000

Factoring Agreement

On October 18, 2005, the Company, Paragon, Cornwall and each of its subsidiaries (collectively, “Borrower”) entered into a Credit Agreement (the “Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, “Lender”), pursuant to which Borrower borrowed $1,650 pursuant to a term loan with a maturity date of October 1, 2007 (“Term Loan A”) and $3,500 pursuant to a term loan with a maturity date of October 1, 2009 (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

As of December 31, 2005, the Company was not in compliance with the Factoring Agreement. The total outstanding under the Factoring Agreement exceeded the borrowing base, as defined. The Company was not in compliance with Term Loan A or Term Loan B due to cross default provisions in the term loan agreements.

On March 29, 2006, the Company and its subsidiaries entered into an Amendment and Forbearance Agreement (the “Agreement”) with LSQ Funding Group, L.C. and BRE LLC (together, the “Lenders”). Pursuant to the Agreement, the Lenders waived certain specified defaults under the Company’s credit agreement with the Lenders (which credit agreement provides for a factoring facility and term loans) and agreed to forbear from exercising all remedies available to the Lenders in connection with such existing defaults until January 1, 2007. The Agreement also amends the credit agreement, among other things, to delay all principal payments under the term loans until January 1, 2007 and to revise the default interest rate with respect to the term loans so that it equals the default interest rate with respect to the factoring facility and to defer certain fees until January 1, 2007.

Borrower shall pay to Lender the principal amount of (i) Term Loan A through 1 payment of $1.1 million on January 1, 2007 and equal quarterly payments of $275 for each quarter commencing April 1, 2007. and (ii) Term Loan B in equal installments of (a) $296 on January 1, 2007 and (b) $296 on the first day of each calendar quarter commencing on April 1, 2007. Interest shall accrue under the Term Loans at the variable rate of interest published by The Wall Street Journal as its prime rate (the “Prime Rate”) plus 4.0%, and Borrower shall pay Lender all interest accrued under the Term Loans on the first day of each month commencing on November 1, 2005. All remaining unpaid principal under the Term Loans and accrued interest thereon is payable no later than the respective maturity dates thereof.

In connection with the Credit Agreement, Borrower and Lender entered into a Factoring and Security Agreement (the “Factoring Agreement”), pursuant to which LSQ will purchase from Borrower with recourse from time to time certain accounts receivable at a discount of 0.7% and provide Borrower with a professional accounts receivable management service for a funds usage fee of the Prime Rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The Factoring Agreement has a $6,000 initial purchase limit and a four-year term which will automatically renew unless Borrower provides notice of its intent to terminate. The Factoring Agreement amends and restates this Factoring Agreement dated as of April 1, 2005 between LSQ and Paragon, pursuant to which LSQ purchased from Paragon from time to time certain accounts receivable at a discount of 0.7% under a factoring facility with a funds usage fee equal to the Prime Rate plus 1.00%, a $6,500 initial purchase limit and a one-year term subject to annual renewal.

In connection with the Closing and pursuant to the Credit Agreement, Borrower and Lender also entered into (i) a Guaranty Agreement (the “Guaranty Agreement”), pursuant to which the Borrower unconditionally and irrevocably guarantees to Lender the prompt payment and performance of all obligations, indebtedness and liabilities of Borrower to Lender, whether currently existing or subsequently arising (the “Obligations”); and (ii) a Security Agreement, pursuant to which Borrower grants to Lender a security interest in substantially all of the assets of Borrower to secure all of the Obligations (the “Security Agreement”). Additionally, the Company and Lender have entered into a Pledge Agreement pursuant to which the Company has pledged to Lender the capital stock of Paragon to secure all of the Company’s obligations under the Credit Agreement and related documents (the “Pledge Agreement”).

Convertible Notes

During 2005, the Company issued convertible promissory notes with an aggregate principal amount of $6,107 and warrants to purchase 834,896 shares of Common Stock for an aggregate purchase price of $8,015. The notes were issued in four closings between September 2, 2005 and October 12, 2005. The notes were issued at a discount and were priced to yield 26.1% per annum. The face value of the notes is $8,015. Interest is payable monthly on the face value of the notes at a rate of 10% per annum. The gross proceeds from the offering of notes and warrants at $8,015 was allocated to the notes and warrants in accordance with EITF 98-5 “Accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios.” In accordance with EITF 98-5, $6,107 of the gross proceeds was allocated to the 10% convertible debt and $1,908 was allocated to Additional Paid in Capital related to the warrants. The $1,908 of discount on the notes relative to face value will be amortized over the 3 year life of the notes to interest expense. The notes mature three years after issuance in September through October 2008 and may be prepaid at the option of the Company beginning in September through October 2006, subject to the satisfaction of certain conditions.

The notes are convertible by the holders at an initial conversion price of $4.80 per share at any time. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

Promissory Notes

The promissory notes with an outstanding principal balance of $6,206 and $1,500 as of December 31, 2004 were paid in full on February 28, 2005.

Redeemable Preferred Stock

The Series C redeemable preferred stock is classified as preferred shares subject to mandatory redemption in the financial statements. The shares may be redeemed by the Company at any time but must be redeemed no later than February 27, 2007. As of December 31, 2005 the Company has accrued interest expense of $100 on these shares. The payment of interest is required semi-annually. The redemption and dividend obligations under the preferred shares subject to mandatory redemption are secured by a pledge to the former shareholders of Paragon of approximately 40% of the capital stock of Paragon.

Future Minimum Debt Payments

The future minimum debt payments table below reflects the current classification of the outstanding balance under the Factoring Facility and the balance outstanding under Term Loan A and B as of December 31, 2005 because the violation of the provisions of the Factoring Facility have been waived through May 15, 2006.

(in thousands)
2006	$ 7,466
2007	8,798
2008	7,484
2009	1,105
$ 24,583

12.   Income Taxes

The benefit / (provision) for income taxes from continuing operations consisted of the following for the years ended December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Current	$ 106	$ (212)
Deferred	1,308	597
Income tax benefit (provision)	$ 1,414	$ 384

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$ 61	$ —
Allowance for doubtful accounts	173	200
Accrued expenses & other	185	—
Total deferred tax assets	$ 419	$ 200
Deferred tax liabilities:
Depreciation & amortization	$ (2,701)	$ (599)
Investment in joint venture	(2,090)	(2,688)
IRC cash to accrual adjustment	(697)	(1,056)
Total deferred tax liabilities	$ (5,488)	$ (4,343)
Net deferred income tax assets / (liabilities)	$ (5,069)	$ (4,143)

On October 18, 2005 the Company acquired 100% of the outstanding stock of The Cornwall Group and its subsidiaries and 100% of the outstanding stock of Guardsouce Corp. (see Note 4 ). The acquisitions have been accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. Accordingly, the Company recorded a net deferred tax liability of $2,235 resulting from the differences between financial reporting and income tax bases of assets and liabilities including a deferred tax asset of $229 from a net operating loss carryforward expiring in 2025.

A reconciliation of the income tax provision computed at statutory tax rates of the income tax provision for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Income tax benefit / (provision) at statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.3%	4.0%
Income tax benefit	38.3%	38.0%

13.   Lease Obligations

Operating Leases

The Company leases real property and equipment under operating leases.  Lease expense was $445 and $108 for 2005 and 2004. Lease expense for Paragon was $21 for the two months ended February 27, 2004, and $112 for 2003. Included in lease expense is $1 per month paid to two officers for rental of a building from 2003 through February 28, 2005.

Future Minimum Operating Lease Payments

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

2006	$ 833
2007	497
2008	303
2009	90
2010	17

14.   Common and Preferred Stock

Tri-S Security Corporation (Successor Company)

Immediately prior to the initial public offering of its common stock on February 9, 2005, Tri-S entered into an exchange and recapitalization agreement with all of the holders of common stock, convertible preferred stock and holders of rights to acquire common stock. Pursuant to the agreement the Company implemented a reverse stock split of all the outstanding shares of its common stock and stock options and exchanged common stock for all Series A and B convertible preferred stock. The recapitalization was given retroactive treatment in the financial statements and related disclosures.

As of December 31, 2005, Tri-S had 100 shares outstanding of Series C Redeemable Preferred Stock.

Holders of Series C Mandatory Redeemable Preferred Stock have no voting rights, except as otherwise required by applicable law and have no preemptive, conversion or sinking fund rights. In the event of a liquidation, dissolution or winding up of the Company, holders of the Series C Preferred Shares are entitled to a liquidation preference relative to the common shares.

The Series C Mandatory Redeemable Preferred Stock has a redemption value of $60,000 per share. The Company may redeem the outstanding shares of Series C Preferred Stock at any time, but must redeem all the outstanding shares of Series C Mandatory Redeemable Preferred Stock no later than February 27, 2007. The holders of the Series C Mandatory Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum) which were paid or accrued as interest expense in 2005.

Tri-S is authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. The common stock does not have cumulative voting rights and no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by the Board of Directors. Tri-S has not paid any cash dividends on common stock since the inception of the Company.

15.   Equity Interests

On February 8, 2005, the Company completed a public offering of 2,070,000 units (including the exercise of the over-allotment option) consisting of 1 share of common stock and 1 warrant to purchase common stock at $6.00. The net proceeds of the offering totaled $10,887.

In conjunction with the initial public offering, the Company sold an option to purchase 180,000 shares (“Share Option”) of our common stock and an option to purchase 180,000 warrants (“Warrant Option”) for $180. The Share Option became exercisable 180 days after the IPO at an exercise price of $5.00 per share. The Warrant Option became exercisable 180 days after the IPO at an exercise price of $0.15 per share. The warrants underlying the Warrant Option became exercisable 180 days after the IPO at an exercise price of $6.00 per share.

During 2005, the Company issued 68,700 shares for services and interest at an average price of $4.87 per share. The Company recorded expense of $334 related to the shares issued for services and interest.

In conjunction with the financing for the Cornwall acquisition, the Company issued 1,260,365 warrants to purchase common stock exercisable at $4.80. 834,896 warrants were issued to the purchasers of the 10% Convertible Notes, 250,469 warrants were issued to the underwriters of the 10% Convertible Notes Offering and 175,000 were issued to the lender under the Credit Agreement.

Non-qualified stock options for 97,087 shares of the common stock of Tri-S were granted on January 1, 2002 with an exercise price of $0.12 per share. These options vest 32,362 shares each on December 31, 2004, 2003 and 2002 and expire in October 2011. As of December 31, 2005 there have been no other options granted and there have been no options forfeited. At December 31, 2005, options for 97,087 shares were outstanding, of which all options were exercisable.

Warrants for 16,181 shares of common stock were issued on July 27, 2004 with an exercise price of $3.09 per share. These warrants were outstanding at December 31, 2005 and will expire on February 9, 2006.

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

The following table summarizes employee stock option activity for the years ended December 31, 2005 and 2004:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2003	97,087	$0.12	—
Granted	—	$—	—
Exercised	—	$—	—
Canceled or Expired	—	$—	—
Outstanding at December 31, 2004	97,087	$0.12	—
Granted	243,500	$4.55	—
Exercised	—
Canceled or Expired	—
Outstanding at December 31, 2005	340,587	$3.29	—
Option exercisable at December 31, 2005	97,087

The following table summarizes additional information about employee stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.12	97,087	5.8	$0.12	$97,087	$0.12
$4.27 to $4.75	243,500	9.6	$4.55	—	$—
	340,587	8.5	$3.29	97,087	$0.12

At December 31, 2005, the company had approved but not granted 30,000 stock options. The options had an exercise price of $4.60, and they vested immediately.

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

16.   Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans to the extent that the quoted market price of the stock at the measurement date was equal to or less than the amount the employee is required to pay for the stock. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The

statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company’s net income would have been decreased by $140, $277 and $716 in 2005, 2004 and 2003, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(2,278)	$(627)	$(217)
Add: Total stock-based employee compensation, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(87)	(171)	(1)
Pro forma net income	$(2,191)	$(456)	$(218)
Earnings per share:
Basic and diluted—as reported	$(0.70)	$(0.55)	$(0.26)
Basic and diluted—pro forma	$(0.67)	$(0.55)	$(0.26)

The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

	2005	2004*	2003*
Expected life (years)	5
Interest rate	4.13% - 4.43%
Volatility	67.94%
Dividend yield	0.00%
Weighted-average fair value per share at grant date	$2.73

*                    No options were granted in the years ended December 31, 2004 or 2003.

17.   Contingencies

The Company is involved in various legal proceedings, including employee discrimination suits, from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings, individually or in the aggregate, which could have a material effect on the financial condition, results of operations or cash flows of the Company.

18.   Litigation

On February 27, 2006, the Company filed a complaint in the United States District Court, Northern District of Georgia, Atlanta Division, against the holders of the Preferred Stock (the selling shareholders of Paragon) alleging, among other things, that: (i) the selling shareholders breached certain representations set forth in the Stock Purchase Agreement between the Company and the Selling

Shareholders dated as of February 23, 2004 (the “Purchase Agreement”), pursuant to which the Company purchased from the Selling Shareholders all of the outstanding capital stock of Paragon Systems, Inc. on February 27, 2004; (ii) the selling shareholders violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with the Paragon Acquisition; and (iii) certain shareholders committed fraud in connection with the Acquisition. In the Complaint, the Company seeks, among other things, (a) an award of damages against the Selling Shareholders; (b) a decree invalidating all the outstanding shares of the Company’s Series C Redeemable Preferred Stock (the “Preferred Stock”), which are held by the Selling Shareholders and were issued as part of the consideration for the Acquisition; (iii) a decree invalidating the Security Agreements entered into by the Company and the Selling Shareholders in connection with the Acquisition, pursuant to which the Company has pledged an aggregate of 40% of the outstanding shares of Paragon to secure the Company’s payment obligations under the Preferred Stock; (iv) an award of punitive damages against certain selling shareholders; and (v) an award of attorneys’ fees and costs.

On February 28, 2006, the Company notified the Selling Shareholders that, under Section 6.1(c) of the Purchase Agreement and all applicable common law rights of offset, the Company was exercising its right of offset against the dividend payment otherwise payable by the Company on such date with respect to the Preferred Stock and that the Company would not make such dividend payment.

19.   Subsequent Events

On March 2, 2006, International Monitoring, Inc. (“IMI”), a wholly-owned subsidiary of Cornwall, entered into an agreement, as amended, with Devcon Security Services Corporation (“Devcon”) pursuant to which the IMI has agreed to assign all of its interest in its security monitoring contracts and certain related equipment to Devcon for a purchase price to be calculated based upon a multiple of the monthly revenue, net of certain expenses, generated by the Contracts which meet certain criteria. The purchase price may be reduced for pre-paid revenue received by the Seller prior to the Closing for which the Seller has not rendered services as of the Closing.

If the Closing does not occur on or before May 16, 2006, then the Sale Agreement will terminate automatically. The Buyer also has the right to terminate the Sale Agreement at any time prior to May 16, 2006 for any reason. The Sale Agreement contains certain representations, warranties and agreements of the Seller and requires the Seller to indemnify the Buyer for breaches of, or inaccuracies in, the representations and warranties set forth therein. The Closing is subject to the satisfaction or waiver of the closing conditions set forth in the Sale Agreement.

20.   Selected Quarterly Financial Data (Unaudited)

The following table sets forth, for each quarter in the last two fiscal years, selected data from our statements of operations. The operations of Tri-S prior to February 27, 2004 are combined with the operations of Paragon for all periods presented. Paragon was an S corporation and subject to income taxes prior to the Acquisition. Pro forma income taxes are provided for Paragon at 38% of income or loss before income taxes for periods prior to the Acquisition.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2005
Revenue	$7,979	$7,745	$8,063	$18,198
Gross profit	$348	$753	$371	$1,376
Net income (loss) attributable to common shareholders	$(46)	$124	$(430)	$(1,926)
Diluted net earnings (loss) per share attributable to common shareholders	$(0.02)	$0.04	$(0.13)	$(0.58)
2004 (restated)
Revenue	$7,283	$7,468	$7,682	$7,697
Gross profit (loss)	$565	$321	$446	$(127)
Net income (loss) attributable to common shareholders	$(62)	$(338)	$571	$(879)
Diluted net loss per share attributable to common shareholders	$(0.07)	$(0.41)	$0.41	$(1.07)
2003
Revenue	$7,223	$6,790	$7,753	$7,629
Gross profit	$679	$559	$519	$417
Net income (loss) attributable to common shareholders	$198	$125	$24	$(136)
Diluted net earnings (loss) per share attributable to common shareholders	$0.19	$0.12	$0.02	$(0.16)

Tri-S Security Corporation
Schedule II—Valuation and Qualifying Accounts

		Column C—Additions
Column A—Description	Column B— Balance at beginning of period	Charged to costs and expenses		Charged to other accounts— describe		Column D— Deductions— describe		Column E— Balance at end of period
Bad Debt Reserve	—	—		—		—		—
Year ended December 31, 2005	537	329		695	(1)	380	(2)	1,181
Year ended December 31, 2004	50	497	(3)	0		10		537
Year ended December 31, 2003	0	52		0		2		50

(1)          Established Bad Debt Reserve for accounts receivable acquired as part of Cornwall acquisition estimated to be uncollectible.

(2)          Write-offs.

(3)          Charged against revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION
By:	/s/ RONALD G. FARRELL
Ronald G. Farrell
Chairman of the Board and
Chief Executive Officer
Date: April 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RONALD G. FARRELL	Chairman of the Board and Chief Executive	April 12, 2006
Ronald G. Farrell	Officer (Principal Executive Officer)
/s/ ROBERT K. MILLS	Chief Financial Officer (Principal Financial	April 12, 2006
Robert K. Mills	Officer and Principal Accounting Officer)
/s/ JAMES M. LOGSDON	Director	April 12, 2006
James M. Logsdon
/s/ L.K. TOOLE	Director	April 12, 2006
L.K. Toole
/s/ JAMES A. VERBRUGGE	Director	April 12, 2006
James A. Verbrugge

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Initial Public Offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
2.2

Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)

Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.
2.3	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
4.8	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.9	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.10	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.11	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.12

Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.

Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.13

Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.

Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
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

Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.32	Office Lease Agreement dated November 2003, between Paragon Systems, Inc. and Southpark Office Centre.	Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.33	Lease Agreement dated October 7, 2003, between Paragon Systems, Inc. and Gwen Reed for 2319 Market Place, Huntsville, Alabama.	Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.34	Lease Agreement dated October 7, 2003, between Paragon Systems, Inc. and Gwen Reed for 3317 Triana Boulevard, Huntsville, Alabama.	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.35	Office Services Agreement, between the Company and Interactive Offices Mansell, LLC.	Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.36	Building Lease Agreement dated June 29, 1996, between Paragon Systems, Inc. and Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.37	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.38	Agreement dated December 16, 2003 among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.39	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.40	Agreement dated December 1, 2003 between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.41	Joint Venture limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.42	2004 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.43	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.44	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.45	Federal Government Contract # DAAH 01-00-C-0057.	Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.46	Federal Government Contract # TFTC-00-22, as amended.	Incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.47	Federal Government Contract # DTCG-84-01-N-AA8002, as amended.	Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.48	Federal Government SubContract # DASG60.	Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.49	Federal Government Contract # ###-##-####, as amended.	Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.50	Federal Government Contract # DTCG84-03-F-3N4005.	Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.51	Federal Government Contract # NS-7790.	Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.52	Federal Government Contract # 600-00-60012.	Incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.53	Federal Government Contract # 0600-03-60006.	Incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.54	Federal Government Contract # DACW38-03-D-0002.	Incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.55	Federal Government Contract # GS-07F-0418K, as amended.	Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.56	Federal Government Contract # GS-07F-0418K, as amended.	Incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.57	Federal Government Contract # AFR-RHG-05-C-001.	Incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.58	Form of Market Stand-Off Agreement.	Incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.59	Consulting Agreement dated March 25, 2002 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.60	Employment Agreement dated March 25, 2002 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.61	Letter Agreement dated December 7, 2004 between the Company and Douglas Ball.	Incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.62	Letter Agreement dated November 30, 2004 among the Company, Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.63	Letter Agreement dated December 14, 2004 among the Company, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.64	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.65	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.66	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).
10.67	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.68	Summary of Board Compensation	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.69	Federal Government Contract # DAAH 01-00-C-0057, as amended.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2005.
10.70	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.

10.71	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.72	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.73	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).
10.74	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.
10.75	Employment Agreement between Paragon Systems, Inc. and Mark Machi dated July 29, 2005.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.
10.76	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).
10.77	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).
10.78	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.
10.79	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2005.
10.80	Promissory Note dated October 18, 2005 in principal amount of $250,000 made by the Company in favor of the Shareholder Representative.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.81	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.82	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.83	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.84	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.85	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.86	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.87	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.
10.88	Amendment to Credit Agreement, dated as of December 30, 2005, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2006.
10.89	Amendment to Pledge Agreement, dated as of October 19, 2005, but executed on December 30, 2005, among the Company, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.90	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.
10.91	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.
10.92	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Filed herewith.
21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-131468).
23.1	Consent of Tauber & Balser, P.C.	Filed herewith.
23.2	Consent of Miller Ray Houser & Stewart LLP (Tri-S Security Corporation).	Filed herewith.
23.3	Consent of Miller Ray Houser & Stewart LLP (Paragon Systems, Inc.).	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.