Form 10-Q
period 2006-03-31
TRI-S SECURITY CORP
filed 2006-05-15
CIK 1304901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 10, 2006:  3,369,117.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2006

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$245	$463
Trade accounts receivable, net	10,022	10,988
Income taxes receivable	321	20
Note receivable – officer	102	102
Prepaid expenses and other assets	1,307	982

Total current assets	11,997	12,555

Property and equipment, less accumulated depreciation	1,384	1,467
Investment in joint venture	8,974	8,698
Goodwill	15,615	15,615
Intangibles, net
Customer contracts	5,578	5,990
Deferred loan costs	1,639	1,756
Other	1,195	1,264

Total assets	$46,382	$47,345

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,407	$1,199
Accrued interest expense	175	100
Accrued expenses	4,430	5,690
Factoring facility	9,008	7,191
Series C preferred stock subject to mandatory redemption	6,000	—
Term loans	4,821	275

Total current liabilities	25,841	14,455

Other liabilities:
10% convertible notes	6,379	6,300
Deferred income taxes	4,622	5,069
Term loans	—	4,817
Long-term debt	270	270
Series C preferred stock subject to mandatory redemption	—	6,000
Total liabilities	37,112	36,911

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,369,117 and 3,338,700 shares issued and outstanding	3	3
Additional paid-in capital	13,850	13,749
Deficit	(4,583)	(3,318)

Total stockholders’ equity	9,270	10,434

Total liabilities and stockholders’ equity	$46,382	$47,345

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Revenues	$17,373	$7,979

Cost of revenues:
Direct labor	10,571	4,216
Indirect labor and other support costs	4,391	3,320
Amortization of customer contracts	412	95
	15,374	7,631

Gross profit	1,999	348

Selling, general and administrative	2,990	678
Amortization of intangible assets	231	—
	3,221	678

Operating loss	(1,222)	(330)

Income from investment in Army Fleet Support, LLC, net	276	634

Other income (expense):
Interest income	7	12
Interest expense	(1,082)	(315)
Interest on Series C redeemable preferred stock	(75)	(75)
Other income	84	—
	(1,066)	(378)

Loss before income taxes	(2,012)	(74)

Income tax benefit	(747)	(28)

Net loss	$(1,265)	$(46)

Basic and diluted net loss per common share	$(0.38)	$(0.02)
Basic and diluted weighted average number of common shares	3,349	2,358

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Cash flow from operating activities:
Net loss	$(1,265)	$(46)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from investment in Army Fleet Support, LLC, net	(276)	(634)
Depreciation and amortization	711	194
Deferred income tax benefits	(447)	(41)
Non-cash employee stock option expense	55	—
Non-cash interest expense	118	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	966	530
Prepaid expenses and other assets	(236)	(796)
Trade accounts payable	208	(212)
Accrued liabilities	(1,185)	309
Income taxes payable	(301)	8

Net cash used by operating activities	(1,652)	(688)

Cash flow from investing activities:
Proceeds from disposal of property and equipment	16	—
Proceeds from investment in Army Fleet Support, LLC	—	400

Net cash provided by investing activities	16	400

Cash flow from financing activities:
Net proceeds of factoring facility	1,817	—
Repayments of term loans	(271)	—
Deferred financing costs	(46)	—
Proceeds from initial public offering	—	11,079
Repayments of short-term notes	—	(9,062)
Repayments of capital lease obligations	—	(24)
Deferred initial public offering costs	(82)	(165)

Net cash provided by financing activities	1,418	1,828

Net increase (decrease) in cash and cash equivalents	(218)	1,540
Cash and cash equivalents at beginning of period	463	313
Cash and cash equivalents at end of period	$245	$1,853

Supplemental disclosures of cash flow information:
Interest paid	$1,024	$931
Income taxes paid	$3	$6

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1.                                      Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “we”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”); and (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group, Inc. (“Cornwall”), a Florida corporation with its principal offices located in Miami, Florida.

In January 2006, Paragon Systems entered into a Joint Venture with Southeastern Protective Services to form Southeastern Paragon. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of Southeastern Paragon. Southeastern Paragon was formed to bid on certain contracts, and Paragon Systems will be the manager of the contracts awarded to Southeastern Paragon. Tri-S will account for the joint venture under Accounting Principal Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

2.                                      Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended by Amendment No. 1 thereto, each as filed with the SEC, as amended (the “Annual Report”). Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.

3.                                      Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition approach method. Under this transition method, compensation costs for in 2006 include costs for options granted prior to, but not vested at, December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

The adoption of SFAS 123R decreased net income by $55,000 for the three months ended March 31, 2006, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. In the quarter ending March 31, 2005, there would not have been any pro-forma expenses under FAS 123R.

As of March 31, 2006, there was approximately $550,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next three years.

4.                                      Initial Public Offering

In February 2005, we completed an underwritten initial public offering of 1,800,000 units (plus an additional 270,000 units upon the exercise of the underwriters’ over-allotment option), with each unit consisting of one share of our common stock, par value $0.001 per share, and a warrant to purchase one share of common stock, at an initial offering price per unit of $6.00. The initial public offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. The aggregate net proceeds to us from the initial public offering were approximately $10,885,000 after underwriting discounts and commissions, offering expenses and consulting fees.

5.                                      Acquisition of Paragon Systems, Inc.

On February 27, 2004, Tri-S acquired all of the outstanding capital stock of Paragon Systems (the “Paragon Acquisition”). At the closing of the Paragon Acquisition, we: (i) paid $10.0 million, of which $2.3 million was paid in cash and $7.7 million was paid through the issuance of promissory notes (the “Paragon Notes”), to the former shareholders of Paragon Systems; and (ii) issued 100 shares of our Series C Redeemable Preferred Stock, par value $1.00 per share, with an aggregate redemption value of $6.0 million. After the completion of the initial public offering, we repaid the outstanding principal of the Paragon Notes and paid all unpaid, accrued interest thereon. The Series C Redeemable Preferred is redeemable by the Company no later than February 27, 2007.

6.                                      Acquisition of The Cornwall Group, Inc.

On October 18, 2005, Tri-S acquired all of the outstanding capital stock of Cornwall (the “Cornwall Acquisition”). At the closing of the Cornwall Acquisition, we paid $13,500,000, of which $13,250,000 was paid in cash and $250,000 was paid through the issuance of a promissory note to the representative of the former shareholders of Cornwall. After adjusting for certain working capital items, the net purchase price for the Cornwall Acquisition was $12,753,000.

7.                                      Common and Preferred Stock

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

As of March 31, 2006, we had 100 shares outstanding of Series C Redeemable Preferred Stock.

Holders of the Series C Redeemable Preferred Stock have no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, is required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock does not have any preemptive, conversion or sinking fund rights nor does it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

The Series C Redeemable Preferred Stock has a redemption value of $60,000 per share. We may redeem the outstanding shares of Series C Redeemable Preferred Stock at any time, but must redeem all the outstanding shares of Series C Redeemable Preferred Stock no later than February 27, 2007. The holders of the Series C Redeemable Preferred Stock are entitled to receive cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum) which were accrued as interest expense for the three months ended March 31, 2006.

Tri-S is authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. The common stock does not have cumulative voting rights and no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by the Board of Directors of Tri-S. Tri-S has never paid any cash dividends on common stock.

During three months ended March 31, 2006, we issued 20,000 shares of common stock, at an average price of $4.45 per share, for services, which will be rendered ratably during 2006. We recorded expense of approximately $22,000 for services rendered during the first quarter of 2006.

Also, during the three months ended March 31, 2006, we issued 10,417 shares of common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $50,000 and a book value of $39,300.

8.                                      Investment in Army Fleet Support, LLC

In conjunction with the Paragon Acquisition, we acquired a 10% equity interest in Army Fleet Support, LLC (“Army Fleet”). The value of our investment in Army Fleet o the date of the Paragon Acquisition was $8,102,000 as established by an independent appraisal. We amortize the cost of the investment in excess of the net book value thereof using a 10-year life, which approximates the anticipated life of Army Fleet.

We account for our investment in Army Fleet using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet’s earnings and reduced by the amortization of our investment in Army Fleet and the cash we receive from Army Fleet with respect to our investment.

Our investment in Army Fleet was affected by the following transactions for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Investment in Army Fleet – beginning	$8,698	$8,302
Company’s share of earnings in Army Fleet	482	840
Amortization of the investment in Army Fleet	(206)	(206)
Cash received from Army Fleet		(400)

Investment in Army Fleet – ending	$8,974	$8,536

Summarized unaudited balance sheet information for Army Fleet as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	Dec. 31, 2005

Total assets	$78,041	$60,735

Total liabilities	$56,213	$42,761
Equity	21,828	17,974

Total liabilities and equity	$78,041	$60,735

Summarized unaudited unconsolidated statement of operations information for Army Fleet for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Contract revenues	$76,917	$77,964
Operating income	5,150	8,424
Net earnings	4,817	8,401

9.                                      Debt and Other Obligations

Factoring Agreement

On October 18, 2005, we entered into a Credit Agreement (the “Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “lenders”), pursuant to which we borrowed $1,650,000 pursuant to a term loan with a maturity date of October 1, 2007 (“Term Loan A”) and $3,500,000 pursuant to a term loan with a maturity date of October 1, 2009 (“Term Loan B” and, together with Term Loan A, the “Term Loans”).

We shall pay to our lenders the principal amount of (i) Term Loan A in one installment of $1.1 million payable on January 1, 2007 and equal quarterly installments of $275,000 payable on the first day of each calendar quarter commencing on April 1, 2007; and (ii) Term Loan B in equal quarterly installments of $296,000 payable on the first day of each calendar quarter commencing on January 1, 2007. Interest shall accrue under the Term Loans at the variable rate of interest published by The Wall Street Journal as its prime rate (the “Prime Rate”) plus 4.0%, and Borrower shall pay Lender all interest accrued under the Term Loans on the first day of each month. All remaining unpaid principal under the Term Loans and accrued interest thereon is payable no later than the respective maturity dates thereof.

In connection with the Credit Agreement, we entered into a Factoring and Security Agreement (the “Factoring Agreement”) with LSQ, pursuant to which LSQ will purchase from us from time to time certain accounts receivable at a discount of 0.7% and provide us with a professional accounts receivable management service for a funds usage fee of the Prime Rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The Factoring Agreement has a $6,000,000 initial purchase limit and a four-year term which will automatically renew unless we provide notice of our intent to terminate. The Factoring Agreement amends and restates this Factoring Agreement dated as of April 1, 2005 between LSQ and Paragon Systems, pursuant to which LSQ purchased from Paragon Systems from time to time certain accounts receivable at a discount of 0.7% under a factoring facility with a funds usage fee equal to the Prime Rate plus 1.00%, a $6,500,000 initial purchase limit and a one-year term subject to annual renewal.

During the first quarter of 2006 and as of March 31, 2006, the funds advanced to us and outstanding under our Factoring Facility exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lenders. This constitutes a default under the Factoring Agreement and, due to cross default provisions, under the Credit Agreement. On March 29, 2006, we entered into an Amendment and Forbearance Agreement with our lenders pursuant to which our lenders waived this default and certain other specified defaults under Credit Agreement and agreed to forbear from exercising all remedies available to them in connection with such defaults until January 1, 2007. The agreement also amends the Credit Agreement, among other things, (i) to delay all principal payments under the Term Loans until January 1, 2007; (ii) to revise the default interest rate with respect to the Term Loans so that it equals the default interest rate with respect to the Factoring Facility; (iii) to provide that the funds usage fee under the factoring facility from March 29, 2006 through January 1, 2007, shall be increased to the Prime Rate plus 4.0%; and (iv) to defer certain fees until January 1, 2007.

Pursuant to the Credit Agreement, we also entered into (i) a Guaranty Agreement pursuant to which we unconditionally and irrevocably guarantee to the lenders the prompt payment and performance of all of our obligations, indebtedness and liabilities to the lenders, whether currently existing or subsequently arising (the “Obligations”); and (ii) a Security Agreement, pursuant to which we granted to the lenders a security interest in substantially all of our assets to secure all of the Obligations. Additionally, we have entered into a Pledge Agreement pursuant to which we have pledged to the lenders the capital stock of Paragon Systems to secure all of our obligations under the Credit Agreement and related documents.

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of common stock for an aggregate purchase price of $8,015,000. The 10% convertible promissory notes were issued in four closings between September 2, 2005 and October 14, 2005 at a discount and were priced to yield 26.1% per annum. The face value of the 10% convertible promissory notes is $8,015,000. Interest is payable monthly on the face value of the 10% convertible promissory notes at a rate of 10% per annum. The gross proceeds from the offering of 10% convertible promissory notes and warrants was allocated to the notes and warrants in accordance with Emerging Issue Tax Force 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% convertible promissory notes and $1,908,000 was allocated to Additional Paid in Capital related to the warrants. The $1,908,000 of discount on the 10% convertible promissory notes relative to face value will be amortized over the three-year life of the 10% convertible promissory notes to interest expense. The 10% convertible promissory notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% convertible promissory notes are convertible by the holders at an initial conversion price of $4.80 per share at any time. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance. During the three months ended March 31, 2006, 10,417 shares of common stock were issued upon conversion of 10% convertible promissory note with an aggregate principal amount of $50,000.

10.                               Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

11.                               Related Party Transactions

Note Receivable from Chief Executive Officer

Pursuant to the employment agreement between Tri-S and Ronald G. Farrell, our Chief Executive Officer and President, Mr. Farrell was entitled to receive during 2004 an aggregate bonus of $435,000. However, in order to improve the financial position of the Company prior to our initial public offering, Mr. Farrell agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell has agreed to repay to us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of common stock or any combination thereof. The note is reflected as a $102,000 asset on our balance sheet as of March 31, 2006.

Employment Agreement

Pursuant to the employment agreement between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until December 31, 2008. The agreement provides for (i) payment of a specified base salary which increases by 10% per year;  (ii) payment of an annual incentive bonus equal to 5% of our operating income for such year (which income includes dividends and distributions made to us with respect to our interest in Army Fleet), provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; (iv) payment of an acquisition bonus equal to 2% of the value of all acquisitions made by us; and (v) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

12.                               Contingencies

On March 2, 2006, International Monitoring, Inc. (“IMI”), a wholly-owned subsidiary of Cornwall, entered into an agreement, as amended on April 10, 2006 (as so amended, the “Sale Agreement”), with Devcon Security Services Corporation (“Devcon”) pursuant to which the IMI has agreed to assign all of its interest in its security monitoring contracts (the “Contracts”) and certain related equipment to Devcon for a purchase price to be calculated by Devcon based upon a multiple of the monthly revenue, net of certain expenses, generated by the Contracts which meet certain criteria. The purchase price may be reduced for pre-paid revenue received by IMI prior to the closing for which IMI has not rendered services as of the closing.

If the closing does not occur on or before May 16, 2006, then the Sale Agreement will terminate automatically. Devcon also has the right to terminate the Sale Agreement at any time for any reason. The Sale Agreement contains certain representations, warranties and agreements of IMI and requires IMI to indemnify Devcon for breaches of, or inaccuracies in, the representations and warranties set forth therein. The closing is subject to the satisfaction or waiver of the closing conditions set forth in the Sale Agreement.

We do not anticipate the closing to occur by May 16, 2006. If the closing does not occur by May 16, 2006, we will attempt to extend the deadline with Devcon or begin to seek a new buyer.

In March 2006, we entered into an agreement to sell certain real property we own in Fort Lauderdale, Florida, for a purchase price of $775,000. We anticipate the closing of the sale to occur during May 2006, however, the closing is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, satisfactory completion of due diligence by the buyer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

You should carefully review the information contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (this “Quarterly Report”) and should particularly consider any risks and other factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. Except for historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We provide contract guard services to government and commercial customers. These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and prevention of sabotage, terrorist and criminal activities. In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising security guards deployed to the customers we serve as well as paying all guards and providing them with uniforms, employee benefits and workers’ compensation insurance. We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments regarding estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our judgments and related estimates regarding the following accounting policies are critical in the preparation of our consolidated financial statements.

Revenue Recognition. Revenue is recorded monthly as guard services are provided to our customers under contracts. We bill guard services in arrears at hourly or monthly rates based on the number of hours worked under some contracts and as fixed monthly amounts under other contracts. Hourly and monthly rates are based on contractual terms.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2004, 2005 and 2006, none of our contracts have been subject to cessation of funding.

Cost of Revenues. Cost of revenues is primarily comprised of labor, related payroll taxes, employee benefits, workers compensation, liability insurance, and the pro rata portion of the costs of customer contracts required.

We make estimates and judgments of amounts recorded for accruals of labor related costs. Expenses most subject to estimation and judgment are accrued vacation and workers compensation costs. The terms of vacation policies may be complex and subject to interpretation. Workers compensation insurance is subject to retroactive audit. Actual amounts could differ from the amounts initially recorded.

Impairment of Long-lived Assets, Goodwill and Intangible Assets. We evaluate impairment of long-lived assets, including property and equipment and intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, then an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on discounted cash flows and the fair value of an asset.

Investment in Army Fleet. We account for our 10% equity in Army Fleet, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet’s earnings and reduced by the amortization of our investment in Army Fleet and the cash we receive from Army Fleet with respect to our investment.

SFAS No. 123(R). On January 1st, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition approach method. The adoption increased our net loss by $55,000 in the quarter ending March 31, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of SFAS 123(R) would have not have changed our net loss for the quarter ending March 31, 2005. We will incur approximately $550,000 of expense over a weighted average of 2.6 years for all unvested options.

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenue increased $9.4 million to $17.4 million, or 118%, for the three months ended March 31, 2006, as compared to revenue of $8.0 million for the three months ended March 31, 2005. The increase in revenue is primarily due to the Cornwall Acquisition, which generated $10.0 of additional revenue in the first quarter 2006 offset by a $500,000 reduction in revenue at Paragon Systems as the result of two contract expirations.

Cost of revenue increased $7.8 million to $15.4 million, or 101%, for the three months ended March 31, 2006, as compared to cost of revenue of $7.6 million for the three months ended March 31, 2005. Our cost of revenues increased primarily due to costs associated with the service contracts acquired as part of the Cornwall acquisition.

Our gross profit increased by $1.7 million to $2.0 million for the three months ended March 31, 2006, as compared to gross profit of $348,000 for the three months ended March 31, 2005. Our gross margin percentage increased to 11.5% for the three months ended March 31, 2006 compared to 4.4% for the three months ended March 31, 2005.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $2.3 million to $3.0 million, or 341%, for the three months ended March 31, 2006, as compared to $678,000 for the three months ended March 31, 2005. The $2.3 million increase was due to $1.6 million of selling, general and administrative expenses incurred by Cornwall. The remainder of the increase was due to costs incurred to support our anticipated growth at Paragon Systems and due to the establishment of a corporate headquarters as a result of our growth and initial public offering.

Income with respect to our equity interest in Army Fleet decreased $358,000 for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. For the three months ended March 31, 2006, we recognized $482,000 of net earnings with respect to our equity interest in Army Fleet less $206,000 of related amortization expense, for a net result of $276,000. For the three months ended March 31, 2005, we recognized $840,000 of net earnings with respect to our equity interest in Army Fleet less $206,000 of amortization expense, for a net result of $634,000.

Interest expense increased $767,000, or 197%, to $1,157,000 for the three months ended March 31, 2006, as compared to interest expense of $390,000 for the three months ended March 31, 2005. The increase is due primarily to the interest associated with the 10% convertible notes and the term loans with LSQ, which did not exist in the quarter ending March 31, 2005. Also increased borrowings on factoring facility with LSQ contributed to the increase in interest expense.

Income taxes are provided at 37% of income (loss) before income taxes. Even though we have a net operating loss carry forward, we have recognized a deferred income tax benefit for the net operating loss carry forward because we anticipate reporting income before income taxes in future periods.

Liquidity and Capital Resources

As of March 31, 2006, we had $245,000 of cash on hand. The funds advanced to us and outstanding under our Factoring Facility during the first quarter of 2006 and as of March 31, 2006 exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lenders. This constitutes a default under our Factoring Agreement and, due to cross default provisions, under our Credit Agreement. On March 29, 2006, we entered into an Amendment and Forbearance Agreement with our lenders which waived this default and certain other specified defaults under the Credit Agreement and agreed to forbear from exercising all remedies available to the lenders in connection with such defaults until January 1, 2007. The agreement also amends the Credit Agreement, among other things, (i) to delay all principal payments under the Term Loans until January 1, 2007; (ii) to revise the default interest rate with respect to the Term Loans so that it equals the default interest rate with respect to the Factoring Facility; (iii) to provide that the funds usage fee under the factoring facility from March 29, 2006 through January 1, 2007 shall be increased to the Prime Rate plus 4%; and (iv) to defer certain fees until January 1, 2007.

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

In order to improve the liquidity position of the Company and to reduce the outstanding debt under the Credit Agreement, we are planning to sell certain non-core assets and to use the proceeds of such asset sales to repay our lenders. We intend to sell the assets of IMI and use all of the proceeds from the sale to reduce our obligations under Term Loan A. In addition, we will need to sell additional assets and/or raise additional debt and/or equity capital or renegotiate our existing debt agreements in order to improve our liquidity position for the remainder of 2006 and to satisfy our debt maturity obligations during 2007. If we are unable to raise significant capital prior to January 1, 2007, we anticipate that on such date we will be in default under our Credit Agreement.

Cash out flow from operating activities was $1.7 million for the three months ended March 31, 2006. This resulted primarily due to a net loss for the three months ended March 31, 2006 of $1.2 million and changes in working capital accounts.

Our liquidity position in the future will be determined by our ability to generate cash from operations, the cash distributions received from Army Fleet, our borrowing availability under the Factoring Agreement and future financings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Our 10% convertible promissory notes carry interest rates which are fixed. The Factoring Facility has a funds usage fee and the Term Loans have interest rates which vary with the Prime Rate. Accordingly, if we sell our accounts receivable to our lenders and such accounts remain unpaid, then any increase in the Prime Rate will increase the funds usage fee we owe on such unpaid accounts and, therefore, reduce our earnings.

Item 4.  Controls and Procedures

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

During the quarter ended March 31, 2006, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth below and in our Annual Report, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

On February 27, 2006, we filed a complaint in the United States District Court, Northern District of Georgia, Atlanta Division (“Georgia Federal Court”), against Charles Keathley, Robert Luther, Harold Bright and John Wilson, the former shareholders of Paragon Systems, alleging, among other things, that: (i) the former shareholders breached certain representations set forth in the Paragon Purchase Agreement; (ii) Messrs. Keathley and Luther violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with the Paragon Acquisition; and (iii) Messrs. Keathley and Luther committed fraud in connection with the Paragon Acquisition. In the complaint, we seek, among other things, (a) an award of damages against the former shareholders; (b) a decree invalidating all the outstanding shares of the Series C Redeemable Preferred Stock, which are held by the former shareholders and were issued as part of the consideration for the Paragon Acquisition; (c) a decree invalidating the Security Agreements entered into between us and the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock; (d) an award of punitive damages against Messrs. Keathley and Luther; and (e) an award of attorneys’ fees and costs.

On February 28, 2006, we notified the former shareholders that, under Section 6.1(c) of the Paragon Purchase Agreement and all applicable common law rights of offset, we were exercising our rights of offset against the $150,000 dividend payment otherwise payable by us on such date with respect to the Series C Redeemable Preferred Stock and that we would not make such dividend payment.

On April 28, 2006, Messrs. Bright and Wilson filed an answer and counterclaim in Georgia Federal Court in response to the complaint we filed with such court pursuant to which, among other things, they claim that we failed to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them and seek damages with respect thereto.

On or about October 5, 2005, Messrs. Keathley and Luther filed a complaint against Paragon Systems in the Circuit Court for Madison County, Alabama (“Alabama State Court”) claiming breach of contract and seeking recovery of unspecified damages. Messrs. Keathley and Luther allege that Paragon Systems owes to them unpaid compensation for accrued, vested benefits earned pursuant to their employment agreements with Paragon Systems and certain amounts as reimbursement for taxes incurred by them in 2003.

On May 8, 2006, Messrs. Keathley and Luther filed an answer and counterclaim in the Georgia Federal Court in response to our complaint.  In their counterclaim, Messrs. Keathley and Luther assert, among other things, that we failed to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them.  They assert that they are entitled to bring their counterclaims in Alabama State Court and that, if necessary, the Georgia Federal Court should dismiss the complaint filed by Tri-S.  In the alternative, they seek damages with respect to their counterclaim.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report, which could materially affect our business, financial condition or future results. The risks described in the Annual Report are not the only risk factors facing us. Additional risks and uncertainties not currently known to us or we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3.  Defaults Upon Senior Securities.

See Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1. Legal Proceedings” of this Quarterly Report for a discussion of our determination not to pay the $150,000 dividend payment with respect to our Series C Redeemable Preferred Stock due on February 28, 2006. Except for the February 28, 2006 dividend payment, we have paid all other dividends due in respect of the Series C Redeemable Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of Shareholders of Tri-S on February 28, 2006, in Atlanta, Georgia (the “Meeting”). At the Meeting, our shareholders voted on proposals to: (i) approve the potential issuance of more than 20% of the common stock upon the conversion of the 10% convertible promissory notes and exercise of warrants issued in the private placement financing in September and October 2005 for the purpose of complying with the rules governing The Nasdaq Stock Market, Inc. (the “Nasdaq”) (“Proposal One”); and (ii) to approve the issuance of warrant to our lenders and the potential issuance of shares of common stock upon exercise thereof for purposes of complying with the Credit Agreement and the rules governing the Nasdaq (“Proposal Two”). Each of the foregoing proposals was approved by the Company’s shareholders at the Meeting.

The results of the vote on Proposal One were as follows: 1,663,427 votes FOR, 6,700 votes AGAINST, and 3,395 votes ABSTAINED. There were 0 broker non-votes with respect to Proposal One.

The results of the vote on Proposal Two were as follows: 1,662,427 votes FOR, 6,700 votes AGAINST, and 4,395 votes ABSTAINED. There were 0 broker non-votes with respect to Proposal Two.

The foregoing proposals were set forth and described in the Notice of Special Meeting of Shareholders and Proxy Statement of Tri-S dated January 30, 2006.

Item 5.  Other Information.

On January 17, 2006, Paragon Systems entered into a Joint Venture Agreement with (the “Joint Venture Agreement”) Southeastern Protective Services, Inc. (“Southeastern”), pursuant to which Paragon Systems and Southeastern formed a joint venture for the purpose of bidding on certain contracts specified in the Joint Venture Agreement and performing the work required pursuant to such contracts, if such contracts are awarded to the joint venture.

On April 10, 2006, IMI entered into a letter agreement with Devcon which amended the Sale Agreement to extend the closing date for the sale of IMI’s assets to Devcon until May 16, 2006. If the closing does not occur on or before May 16, 2006, the Sale Agreement will terminate automatically. Devcon also has the right to terminate the Sale Agreement at any time for any reason. We do not anticipate the closing to occur by May 16, 2006. If the closing does not occur by May 16, 2006, we will attempt to extend the deadline with Devcon or begin to seek a new buyer.

On May 10, 2006, our board of directors amended the compensation arrangement for directors to provide as follow: (i) we shall pay each director $10,000 per year for service on our board plus $1,250 for each meeting of our board and each meeting of a committee of our board attended by such director; and (ii) we shall reimburse each director for all travel expenses incurred in connection with travel to and from board and committee meetings.

Item 6.  Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: May 15, 2006	/s/ Ronald G. Farrell

Ronald G. Farrell

Chairman of the Board and Chief Executive Officer

(duly authorized signatory and

Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.1	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.2	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.3	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.4	Letter Agreement dated April 10, 2006 between International Monitoring, Inc. and Devcon Security Services Corporation.	Filed herewith.

10.5	Joint Venture Agreement dated January 17, 2006 between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Filed herewith.

10.6	Summary of Board Compensation.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1