Form 10-Q
period 2006-06-30
TRI-S SECURITY CORP
filed 2006-08-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 11, 2006:  3,451,617.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2006

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$272	$463
Trade accounts receivable, net	8,379	10,988
Income taxes receivable	—	20
Prepaid expenses and other assets	1,216	1,084

Total current assets	9,867	12,555

Property and equipment, less accumulated depreciation	663	1,467
Investment in joint venture	—	8,698
Goodwill	15,692	15,615
Intangibles, net
Customer contracts	5,166	5,990
Deferred loan costs	1,472	1,756
Other	1,127	1,264

Total assets	$33,987	$47,345

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,182	$1,199
Accrued interest expense	250	100
Accrued expenses	3,992	5,690
Factoring facility	1,974	7,191
Income taxes payable	2,270	—
Series C preferred stock subject to mandatory redemption	6,000	—
Term loans	—	275

Total current liabilities	15,668	14,455

Other liabilities:
10% convertible notes	6,261	6,300
Deferred income taxes	2,141	5,069
Term loans	—	4,817
Long-term debt	281	270
Series C preferred stock subject to mandatory redemption	—	6,000

Total liabilities	24,351	36,911

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,451,617 and 3,338,700 shares issued and outstanding	3	3
Additional paid-in capital	14,323	13,749
Deficit	(4,690)	(3,318)

Total stockholders’ equity	9,636	10,434

Total liabilities and stockholders’ equity	$33,987	$47,345

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$17,704	$7,745	$35,077	$15,724

Cost of revenues:
Direct labor	11,144	4,122	21,715	8,338
Indirect labor and other support costs	4,342	2,783	8,733	6,103
Amortization of customer contracts	412	87	824	182

	15,898	6,992	31,272	14,623

Gross profit	1,806	753	3,805	1,101

Selling, general and administrative	2,798	793	5,788	1,471
Amortization of intangible assets	232	—	463	—

	3,030	793	6,251	1,471

Operating loss	(1,224)	(40)	(2,446)	(370)

Income from investment in Army Fleet Support, LLC, net	108	414	384	1,048

Other income (expense):
Interest income	1	9	8	21
Interest expense	(711)	(108)	(1,793)	(423)
Interest on Series C redeemable preferred stock	(75)	(75)	(150)	(150)
Gain on sale of investment in Army Fleet Support, LLC	1,903		1,903
Other income	—	—	84	—

	1,118	(174)	52	(552)

Income (loss) before income taxes	2	200	(2,010)	126
Income tax expense (benefit)	109	76	(638)	48

Net income (loss)	$(107)	$124	$(1,372)	$78

Basic and diluted net income (loss) per common share	$(0.03)	$0.04	$(0.41)	$0.02
Basic weighted average number of common shares	3,410	3,315	3,379	3,192
Diluted weighted average number of common shares	3,410	3,376	3,379	3,289

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flow from operating activities:
Net income (loss)	$(1,372)	$78
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on sale of investment in Army Fleet Support, LLC	(1,903)	—
(Income) loss from investment in Army Fleet Support, LLC, net	(384)	1,048
Stock issued for services	44	95
Depreciation and amortization	1,458	340
Deferred income tax benefits	(2,928)	(2,048)
Non-cash employee stock option expense	223	—
Non-cash interest expense	240	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,609	(430)
Income taxes receivable	2,290	—
Prepaid expenses and other assets	(87)	(686)
Trade accounts payable	(17)	(302)
Accrued liabilities	(1,520)	366

Net cash used by operating activities	(1,347)	(1,539)

Cash flow from investing activities:
Purchase of property and equipment	(59)	—
Proceeds from disposal of property and equipment	693	10
Cash distributions from investment in Army Fleet Support, LLC	175	855
Proceeds from sale of investment in Army Fleet Support, LLC	10,810	—

Net cash provided by investing activities	11,619	865

Cash flow from financing activities:
Net payments on factoring facility	(5,217)	—
Repayments of term loans	(5,092)	—
Deferred financing costs	(43)	—
Proceeds from initial public offering	—	11,079
Repayments of short-term notes	—	(9,082)
Repayments of capital lease obligations	—	(46)
Deferred initial public offering costs	(111)	(165)

Net cash provided by (used by) financing activities	(10,463)	1,786

Net increase (decrease) in cash and cash equivalents	(191)	1,112
Cash and cash equivalents at beginning of period	463	313

Cash and cash equivalents at end of period	$272	$1,425

Supplemental disclosures of cash flow information:
Interest paid	$1,545	$1,039
Income taxes paid	$3	$6

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of Southeastern Paragon. Southeastern Paragon was formed to bid on certain contracts, and Paragon Systems will be the manager of the contracts awarded to Southeastern Paragon. We will account for the results of Southeastern Paragon in accordance with Accounting Principal Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, each as filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.

3.	Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition approach method. Under this transition method, compensation costs for 2006 include costs for options granted prior to, but not vested at, December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

The adoption of SFAS No. 123R decreased net income by approximately $168,000 and $223,000 for the three and six months ended June 30, 2006, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. In the three and six months ending June 30, 2005, there would not have been any pro-forma expenses under SFAS No. 123R.

As of June 30, 2006, there was approximately $702,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 2.4 years.

The Company issued options to purchase a total of 211,500 shares of its common stock under its option plan on May 11, 2006, with an exercise price equal to the $3.00 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was computed as approximately $319,000 or $1.51 per share under option.

There were no employee stock options granted during the six months ended June 30, 2005.

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

6.	Pro Forma Disclosures Related to Recent Acquisitions

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

The following unaudited pro forma summary information presents the results of operations of the Company as if the acquisition of The Cornwall Group, Inc. had occurred on January 1, 2005. The proforma results are shown for illustrative purposes only and do not purport to be indicative of the results we would have reported had the acquisition of The Cornwall Group, Inc. occurred On January 1, 2005 or indicative of results that may occur in the future.

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

As of June 30, 2006, we had 100 shares outstanding of Series C Redeemable Preferred Stock.

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

The Series C Redeemable Preferred Stock has a redemption value of $60,000 per share. We may redeem the outstanding shares of Series C Redeemable Preferred Stock at any time, but must redeem all the outstanding shares of Series C Redeemable Preferred Stock no later than February 27, 2007. The holders of the Series C Redeemable Preferred Stock are entitled to receive cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum) which were accrued as interest expense for the three and six months ended June 30, 2006. However, on February 23, 2006, we filed a complaint against the former shareholders of Paragon Systems, alleging, among other things, that the former shareholders breached certain representations set forth in the Stock Purchase Agreement between Tri-S and the former shareholders of Paragon Systems dated as of February 23, 2004 (the “Paragon Purchase Agreement”). In the complaint, we seek, among other things, a decree invalidating (i) all the outstanding shares of the Series C Redeemable Preferred Stock, which are held by the former shareholders; and (ii) the Security Agreements entered into between us and the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock.

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

During the first quarter of 2006, we issued 20,000 shares of common stock for services, at a price of $4.45 per share, which will be rendered ratably during 2006. For the three and six months ended June 30, 2006, we recorded expense of approximately $22,000 and $44,000, respectively, for services rendered during those periods.

During the second quarter of 2006, we issued 20,000 shares of common stock, at a price of $4.55 per share, to one of the former shareholders of Cornwall pursuant to an employment agreement entered into with such shareholder in connection with the Cornwall Acquisition. Also, during the second quarter of 2006, we issued 62,500 shares of common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $300,000 and a book value of $240,000. During the first quarter of 2006, we issued 10,417 shares of common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $50,000 and a book value of $39,300.

8.	Investment in Army Fleet Support, LLC

In conjunction with the Paragon Acquisition, we acquired a 10% equity interest in Army Fleet Support, LLC (“Army Fleet”). The value of our investment in Army Fleet on the date of the Paragon Acquisition was $8,102,000 as established by an independent appraisal. We amortize the cost of the investment in excess of the net book value thereof using a 10-year life, which approximates the anticipated life of Army Fleet.

We account for our investment in Army Fleet using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet’s earnings and reduced by the amortization of our investment in Army Fleet and the cash we receive from Army Fleet with respect to our investment.

During the second quarter of 2006, we sold our 10% interest in Army Fleet. The details of the transaction are as follows:

Cash received	$10,810,000
Book value of investment	8,907,083

Gain on sale	$1,902,917

Our investment in Army Fleet was affected by the following transactions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Investment in Army Fleet – beginning	$8,974	$8,536	$8,698	$8,302
Company’s share of earnings in Army Fleet	177	620	659	1,460
Amortization of the investment in Army Fleet	(69)	(206)	(275)	(412)
Cash received from Army Fleet	(175)	(455)	(175)	(855)
Sale of investment in Army Fleet	(8,907)	—	(8,907)	—

Investment in Army Fleet – ending	$—	$8,495	$—	$8,495

Summarized unaudited balance sheet information for Army Fleet as of December 31, 2005 is as follows:

Dec. 31, 2005
Total assets	$60,735

Total liabilities	$42,761
Equity	17,974

Total liabilities and equity	$60,735

9.	Debt and Other Obligations

Factoring Agreement

On October 18, 2005, we entered into a Credit Agreement (the “Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “lenders”), pursuant to which we borrowed $1,650,000 pursuant to a term loan with a maturity date of October 1, 2007 (“Term Loan A”) and $3,500,000 pursuant to a term loan with a maturity date of October 1, 2009 (“Term Loan B” and, together with Term Loan A, the “Term Loans”). During the second quarter of 2006, the Term Loans were paid in full.

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

On June 27, 2006, Paragon Systems executed a Guaranty of Joint Venture (the “JV Guaranty”) pursuant to which Paragon Systems unconditionally guarantees to LSQ the prompt payment and performance of all obligations, indebtedness and liabilities, whether currently existing or subsequently arising, of Southeastern Paragon (the “JV Obligations”). The JV Obligations include the obligations, indebtedness and liabilities of Southeastern Paragon to LSQ under that certain Factoring and Security Agreement between Southeastern Paragon and LSQ dated as of June 27, 2006 (the “JV Factoring Agreement”), pursuant to which LSQ will purchase from Southeastern Paragon from time to time certain accounts receivable at a discount of 0.7% and provide Southeastern Paragon with a professional accounts receivable management service for a funds usage fee equal to the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The JV Factoring Agreement has a $1,000,000 initial purchase limit and a one-year term which will automatically renew unless Southeastern Paragon provides notice of its intent to terminate.

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

During the second quarter of 2006, 62,500 shares of common stock were issued upon conversion of 10% convertible promissory note with an aggregate principal amount of $300,000. During the first quarter of 2006, 10,417 shares of common stock were issued upon conversion of 10% convertible promissory note with an aggregate principal amount of $50,000.

10.	Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three and six months ended June 30, 2006, the effect of the Company’s warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

11.	Related Party Transactions

Note Receivable from Chief Executive Officer

Pursuant to the employment agreement between Tri-S and Ronald G. Farrell, our Chief Executive Officer and President, Mr. Farrell was entitled to receive during 2004 an aggregate bonus of $435,000. However, in order to improve the financial position of the Company prior to our initial public offering, Mr. Farrell agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell has agreed to repay to us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of common stock or any combination thereof. The note is included in Other Assets on our balance sheet as of June 30, 2006.

Employment Agreement

Pursuant to the employment agreement between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until December 31, 2011. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our operating income for such year (which income includes dividends and distributions made to us with respect to our interest in Army Fleet), provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; (iv) payment of an acquisition bonus equal to 2% of the value of all acquisitions made by us; and (v) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

12.	Subsequent Event

On July 21, 2006, Cornwall sold certain home monitoring customer contracts of International Monitoring, Inc., a wholly-owned subsidiary of Cornwall (“International Monitoring”), to an unrelated party for a purchase price of approximately $680,000, subject to a 10% reduction thereof for customer attrition. Additional customer contracts will be sold to the purchaser if certain provisions are met which qualify each account. In addition, the purchaser will service all accounts not sold under a separate servicing agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

You should carefully review the information contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (this “Quarterly Report”) and should particularly consider any risks and other factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. Except for historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

SFAS No. 123(R). On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective-transition approach method. The adoption increased our net loss by $223,000 for the six months ended June 30, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of SFAS No. 123(R) would have not have changed our net loss for the six months ended June 30, 2005. We will incur approximately $702,000 of expense over a weighted average of 2.4 years for all unvested options.

Results of Operations - Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenue increased $10.0 million to $17.7 million, or 130%, for the three months ended June 30, 2006, as compared to revenue of $7.7 million for the three months ended June 30, 2005. The increase in revenue is primarily due to the Cornwall Acquisition, which generated $10.1 million of additional revenue in the second quarter 2006.

Cost of revenue increased $8.9 million to $15.9 million, or 127%, for the three months ended June 30, 2006, as compared to cost of revenue of $7.0 million for the three months ended June 30, 2005. Our cost of revenues increased primarily due to costs associated with the service contracts acquired as part of the Cornwall Acquisition.

Our gross profit increased by $1.0 million to $1.8 million for the three months ended June 30, 2006, as compared to gross profit of $753,000 for the three months ended June 30, 2005. Our gross margin percentage increased to 10.2% for the three months ended June 30, 2006 compared to 9.7% for the three months ended June 30, 2005.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $2.2 million to $3.0 million, or 275%, for the three months ended June 30, 2006, as compared to $793,000 for the three months ended June 30, 2005. The $2.2 million increase was due to $1.4 million of selling, general and administrative expenses incurred by Cornwall. The remainder of the increase was due to costs incurred to support our anticipated growth at Paragon Systems and due to the establishment of a corporate headquarters as a result of our growth and initial public offering.

Income with respect to our equity interest in Army Fleet decreased $306,000 for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, we recognized $177,000 of net earnings with respect to our equity interest in Army Fleet less $69,000 of related amortization expense, for a net result of $108,000. For the three months ended June 30, 2005, we recognized $620,000 of net earnings with respect to our equity interest in Army Fleet less $206,000 of amortization expense, for a net result of $414,000.

For the three months ended June 30, 2006, the Company recognized a gain of $1.9 million for the sale of its investment in Army Fleet.

Interest expense increased $603,000, or 558%, to $711,000 for the three months ended June 30, 2006, as compared to interest expense of $108,000 for the three months ended June 30, 2005. The increase is due primarily to the interest associated with the 10% convertible notes and the Term Loans payable to LSQ, which did not exist in the quarter ending June 30, 2005. Also increased borrowings under our Factoring Agreement with LSQ contributed to the increase in interest expense.

Income before income taxes for the three months ended June 30, 2006 resulted in a tax expense of $109,000, while income before income taxes for the three months ended June 30, 2005 resulted in a tax expense of $76,000.

Results of Operations - Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenue increased $19.4 million to $35.1 million, or 124%, for the six months ended June 30, 2006, as compared to revenue of $15.7 million for the six months ended June 30, 2005. The increase in revenue is primarily due to the Cornwall Acquisition, which generated $20.1 million of additional revenue for the six months ended June 30, 2006, offset by a $0.7 million reduction in revenue at Paragon Systems as the result of two contract expirations.

Cost of revenue increased $16.7 million to $31.3 million, or 114%, for the six months ended June 30, 2006, as compared to cost of revenue of $14.6 million for the six months ended June 30, 2005. Our cost of revenues increased primarily due to costs associated with the service contracts acquired as part of the Cornwall Acquisition.

Our gross profit increased by $2.7 million to $3.8 million for the six months ended June 30, 2006, as compared to gross profit of $1.1 million for the six months ended June 30, 2005. Our gross margin percentage increased to 10.8% for the six months ended June 30, 2006 compared to 7.0% for the six months ended June 30, 2005.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $4.8 million to $6.3 million, or 323%, for the six months ended June 30, 2006, as compared to $1.5 million for the six months ended June 30, 2005. The $4.8 million increase was due to $3.4 million of selling, general and administrative expenses incurred by Cornwall. The remainder of the increase was due to costs incurred to support our anticipated growth at Paragon Systems and due to the establishment of a corporate headquarters as a result of our growth and initial public offering.

Income with respect to our equity interest in Army Fleet decreased $664,000 for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, we recognized $659,000 of net earnings with respect to our equity interest in Army Fleet less $275,000 of related amortization expense, for a net result of $384,000. For the six months ended June 30, 2005, we recognized $1.5 million of net earnings with respect to our equity interest in Army Fleet less $412,000 of amortization expense, for a net result of $1.1 million.

For the six months ended June 30, 2006, the Company recognized a gain of $1.9 million for the sale of its investment in Army Fleet.

Interest expense increased $1.4 million, or 331%, to $1.8 million for the six months ended June 30, 2006, as compared to interest expense of $423,000 for the six months ended June 30, 2005. The increase is due primarily to the interest associated with the 10% convertible notes and the Term Loans payable to LSQ, which did not exist in the six months ending June 30, 2005. Also increased borrowings under the Factoring Agreement with LSQ contributed to the increase in interest expense.

Loss before income taxes for the six months ended June 30, 2006 resulted in a tax benefit of $638,000, while income before income taxes for the six months ended June 30, 2005 resulted in a tax provision of $48,000.

Liquidity and Capital Resources

As of June 30, 2006, we had $272,000 of cash on hand. Cash used by operating activities was $1.3 million for the six months ended June 30, 2006. This resulted primarily due to a net loss for the six months ended June 30, 2006 of $1.4 million. In addition, during the six months ended June 30, 2006, cash flows from investing activities had a positive impact of $11.6 million due primarily to the $10.8 million proceeds from the sale of investment in Army Fleet, which was offset by cash flows used by financing activities related to the reduction of debt obligations of $10.3 million.

The funds advanced to us and outstanding under our Factoring Agreement during the first quarter of 2006 and as of March 31, 2006 exceeded the maximum availability thereunder based on the collateral formula in the Factoring Agreement with our lenders. However, during the second quarter of 2006, we reduced the outstanding debt under the Credit Agreement by selling our investment in Army Fleet and using all the proceeds from the sale to reduce our obligations under the Term Loans and the Factoring Agreement. As of June 30, 2006, the Company was in compliance with our Credit Agreement and Factoring Agreement.

The Series C Redeemable Preferred Stock outstanding at December 31, 2005 is redeemable on February 28, 2007 for an aggregate value of $6.0 million. All of the outstanding Series C Redeemable Preferred Stock was issued in connection with the Paragon Acquisition and is held by the former shareholders of Paragon Systems. On February 26, 2006, we filed a complaint against the former shareholders of Paragon Systems alleging, among other things, that the former shareholders breached certain representations set forth in the Paragon Purchase Agreement, pursuant to which the Paragon Acquisition was consummated on February 27, 2004, and that certain former shareholders committed fraud in connection with the Paragon Acquisition. In the complaint we seek, among other things, an award of damages against the former shareholders and a decree invalidating all of the outstanding shares of the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and did not pay the $150,000 interest payment which was otherwise due in respect of the Series C Redeemable Preferred Stock on February 28, 2006. In the event that our complaint is unsuccessful and we are required to repay the Series C Redeemable Preferred Stock on February 28, 2007, we will need to raise additional debt and/or equity capital or sell assets to satisfy the obligation.

Our liquidity position in the future will be determined by our ability to generate cash from operations and our borrowing availability under the Factoring Agreement and future financings.

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

During the quarter ended June 30, 2006, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below and in our Annual Report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and as discussed below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

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

On or about October 5, 2005, Messrs. Keathley and Luther filed a complaint against Paragon Systems in the Circuit Court for Madison County, Alabama (“Alabama State Court”) claiming breach of contract and seeking recovery of unspecified damages. Messrs. Keathley and Luther allege that Paragon Systems owes to them unpaid compensation for accrued, vested benefits earned pursuant to their employment agreements with Paragon Systems and certain amounts as reimbursement for taxes incurred by them in 2003. On June 12, 2006, Messrs. Keathley and Luther amended their complaint to name Tri-S Security as a defendant and alleged that we failed to pay to them the $150,000 dividend payment on February 28, 2006 with respect to the Series C Redeemable Preferred Stock.

On May 8, 2006, Messrs. Keathley and Luther filed an answer and counterclaim in the Georgia Federal Court in response to our complaint. In their counterclaim, Messrs. Keathley and Luther make the same allegations as in their amended complaint in Alabama State Court. They further assert that they are entitled to bring their counterclaims in Alabama State Court and that, if necessary, the Georgia Federal Court should dismiss the complaint filed by Tri-S. In the alternative, they seek damages with respect to their counterclaim.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report, which could materially affect our business, financial condition or future results. Risk factors set forth in the Annual Report relating to the prospective sale of the assets of International Monitoring are no longer applicable because such sale occurred on July 21, 2006. See Note 12 of the Notes to Consolidated Financial Statements included in this Quarterly Report.

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

TRI-S SECURITY CORPORATION

Date: August 14, 2006	/s/ Ronald G. Farrell
Ronald G. Farrell Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.1	Form of Warrant to purchase 150,000 shares of the Company’s common stock issued to BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.2	Form of Warrant to purchase 25,000 shares of the Company’s common stock issued to LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

10.1	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.2	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.3	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.4	Letter Agreement dated April 10, 2006 between International Monitoring, Inc. and Devcon Security Services Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.5	Purchase Agreement dated as of May 19, 2006 among Tri-S Security Corporation, Paragon Systems, Inc. and L-3 Communications Integrated Systems, LP.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006.

10.6	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.7	Guaranty of Joint Venture Executed by Paragon Systems, Inc. on June 27, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.8	Waiver, Consent and Amendment among Tri-S Security Corporation, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC dated as of June 27, 2006.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1