Form 10-Q/A
period 2006-03-31
TRI-S SECURITY CORP
filed 2006-09-26
CIK 1304901

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of September 26, 2006: 3,548,704.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on September 19, 2006, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 should be restated to account for the satisfaction of the beneficial ownership restrictions on the Company’s 10% convertible promissory notes.

The restated consolidated financial statements for the quarter ended March 31, 2006 included in the Amendment (the “Restatement”) report a net loss $1,649,000 as opposed to a net loss of $1,265,000 as reported in the Original Report. See Note 2 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2006

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(restated, Note 2)
Assets
Current assets:
Cash and cash equivalents	$245	$463
Trade accounts receivable, net	10,022	10,988
Income taxes receivable	321	20
Note receivable – officer	102	102
Prepaid expenses and other assets	1,307	982

Total current assets	11,997	12,555
Property and equipment, less accumulated depreciation	1,384	1,467
Investment in joint venture	8,974	8,698
Goodwill	15,615	15,615
Intangibles, net
Customer contracts	5,578	5,990
Deferred loan costs	1,639	1,756
Other	1,195	1,264

Total assets	$46,382	$47,345

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,407	$1,199
Accrued interest expense	175	100
Accrued expenses	4,430	5,690
Factoring facility	9,008	7,191
Series C preferred stock subject to mandatory redemption	6,000	—
Term loans	4,821	275

Total current liabilities	25,841	14,455
Other liabilities:
10% convertible notes	7,416	6,300
Deferred income taxes	4,386	5,069
Term loans	—	4,817
Long-term debt	270	270
Series C preferred stock subject to mandatory redemption	—	6,000

Total liabilities	37,913	36,911

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,369,117 and 3,338,700 shares issued and outstanding	3	3
Additional paid-in capital	13,433	13,749
Deficit	(4,967)	(3,318)

Total stockholders’ equity	8,469	10,434

Total liabilities and stockholders’ equity	$46,382	$47,345

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(restated, Note 2)
Revenues	$17,373	$7,979
Cost of revenues:
Direct labor	10,571	4,216
Indirect labor and other support costs	4,391	3,320
Amortization of customer contracts	412	95

	15,374	7,631

Gross profit	1,999	348

Selling, general and administrative	2,990	678
Amortization of intangible assets	231	—

	3,221	678

Operating loss	(1,222)	(330)

Income from investment in Army Fleet Support, LLC, net	276	634
Other income (expense):
Interest income	7	12
Interest expense	(1,702)	(315)
Interest on Series C redeemable preferred stock	(75)	(75)
Other income	84	—

	(1,686)	(378)

Loss before income taxes	(2,632)	(74)

Income tax benefit	(983)	(28)

Net loss	$(1,649)	$(46)

Basic and diluted net loss per common share	$(0.49)	$(0.02)
Basic and diluted weighted average number of common shares	3,349	2,358

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(restated, Note 2)
Cash flow from operating activities:
Net loss	$(1,649)	$(46)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from investment in Army Fleet Support, LLC, net	(276)	(634)
Depreciation and amortization	711	194
Deferred income tax benefits	(683)	(41)
Non-cash employee stock option expense	55	—
Non-cash interest expense	738	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	966	530
Prepaid expenses and other assets	(236)	(796)
Trade accounts payable	208	(212)
Accrued liabilities	(1,185)	309
Income taxes payable	(301)	8

Net cash used by operating activities	(1,652)	(688)

Cash flow from investing activities:
Proceeds from disposal of property and equipment	16	—
Proceeds from investment in Army Fleet Support, LLC	—	400

Net cash provided by investing activities	16	400

Cash flow from financing activities:
Net proceeds of factoring facility	1,817	—
Repayments of term loans	(271)	—
Deferred financing costs	(46)	—
Proceeds from initial public offering	—	11,079
Repayments of short-term notes	—	(9,062)
Repayments of capital lease obligations	—	(24)
Deferred initial public offering costs	(82)	(165)

Net cash provided by financing activities	1,418	1,828

Net increase (decrease) in cash and cash equivalents	(218)	1,540
Cash and cash equivalents at beginning of period	463	313

Cash and cash equivalents at end of period	$245	$1,853

Supplemental disclosures of cash flow information:
Interest paid	$1,024	$931
Income taxes paid	$3	$6

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

2. Restatement

On September 15, 2006, the Audit Committee determined the Company’s consolidated financial statements for the three months ended March 31, 2006 and six months ended June 30, 2006 should be restated. The restatement is required to properly account for the lifting of the restrictions relating to the beneficial conversion feature of a portion of the 10% Convertible Notes. During the fourth quarter of 2005, the Company issued 10% convertible promissory notes with an aggregate face value of $8,015,000. Since certain of the restrictions were satisfied in the first quarter of 2006, the Company should have recognized interest expense for the in-the-money portion of the conversion feature of the notes. As a result, additional interest should have been recorded in the amount of $620,000 which has the effect of increasing our net loss by $384,000 for the quarter.

The following tables present the effect of the restatement relative to the originally reported financial position and results of operations as of and for the three months ended March 31, 2006. The originally reported cash flows from operations, investing and financing activities were not affected.

	Three Months Ended March 31, 2006
	As Previously Reported	As Restated
Selected Consolidated Statement of Operations Items
Interest Expense	$(1,082)	$(1,702)
Loss before income taxes	(2,012)	(2,632)
Income tax benefit	(747)	(983)
Net loss	$(1,265)	$(1,649)
Basic and diluted net loss per common share	$(0.38)	$(0.49)

	March 31, 2006
	As Previously Reported	As Restated
Selected Consolidated Balance Sheet Items
10% convertible notes	$6,379	$7,416
Deferred income taxes	4,622	4,386
Total Liabilities	37,112	37,913
Additional Paid-in-capital	13,850	13,433
Deficit	(4,583)	(4,967)
Total shareholders’ equity	9,270	8,469

3. Basis of Presentation

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

4. Stock-based Compensation

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

5. Initial Public Offering

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

6. Acquisition of Paragon Systems, Inc.

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

7. Acquisition of The Cornwall Group, Inc.

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

8. Common and Preferred Stock

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

9. Investment in Army Fleet Support, LLC

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

10. Debt and Other Obligations

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

During the first quarter of 2006 and as of March 31, 2006, the funds advanced to us and outstanding under our Factoring Facility exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lenders. This constitutes a default under the Factoring Agreement and, due to cross default provisions, under the Credit Agreement. On March 29, 2006, we entered into an Amendment and Forbearance Agreement with our lenders pursuant to which our lenders waived this default and certain other specified defaults under Credit Agreement and agreed to forbear from exercising all remedies available to them in connection with such defaults until January 1, 2007. The agreement also amends the Credit Agreement, among other things, (i) to delay all principal payments under the Term Loans until January 1, 2007; (ii) to revise the default interest rate with respect to the Term Loans so that it equals the default interest rate with respect to the Factoring Facility; (iii) to provide that the funds usage fee under the factoring facility from March 29, 2006 through January 1, 2007, shall be increased to the Prime Rate plus 4.0%; and (iv) to defer certain fees until January 1, 2007. During May 2006, we paid down the outstanding balance on the Factoring Facility to a level that put us in compliance with the agreement.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes (“10% Notes”) with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700 thousand was recorded as interest expense during the quarter ended March 31, 2006 and approximately $400 thousand was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance. During the three months ended March 31, 2006, 10,417 shares of common stock were issued upon conversion of 10% Note with an aggregate principal amount of $50,000.

11. Net Loss per Share

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

12. Related Party Transactions

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

13. Contingencies

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

Restatement. On September 15, 2006, the Audit Committee determined the Company’s consolidated financial statements for the three months ended March 31, 2006 should be restated. The restatement is required to properly account for the lifting of the restrictions relating to the beneficial conversion feature of a portion of the 10% Convertible Notes. During the fourth quarter of 2005, the Company issued 10% convertible promissory notes with an aggregate face value of $8,015,000. Since certain of the restrictions were satisfied in the first quarter of 2006, the Company should have recognized interest expense for the in-the-money portion of the conversion feature of the notes. As a result, additional interest should have been recorded in the amount of $620,000 which has the effect of increasing our net loss by $384,000 for the quarter. The effect of the restatement does not impact the Company’s liquidity position as it represents a non cash interest charge.

The following tables present the effect of the restatement relative to the originally reported financial position and results of operations as of and for the three months ended March 31, 2006. The originally reported cash flows from operations, investing and financing activities were not affected.

	Three Months Ended March 31, 2006
	As Previously Reported	As Restated
Selected Consolidated Statement of Operations Items
Interest Expense	$(1,082)	$(1,702)
Loss before income taxes	(2,012)	(2,632)
Income tax benefit	(747)	(983)
Net loss	$(1,265)	$(1,649)

Basic and diluted net loss per common share	$(0.38)	$(0.49)

	March 31, 2006
	As Previously Reported	As Restated
Selected Consolidated Balance Sheet Items
10% convertible notes	$6,379	$7,416
Deferred income taxes	4,622	4,386
Total Liabilities	37,112	37,913
Additional Paid-in-capital	13,850	13,433
Deficit	(4,583)	(4,967)
Total shareholders’ equity	9,270	8,469

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

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

Interest expense increased $1,387,000, or 440%, to $1,702,000 for the three months ended March 31, 2006, as compared to interest expense of $390,000 for the three months ended March 31, 2005. The increase is due primarily to the interest associated with the 10% Notes, including the beneficial conversion feature interest and the term loans with LSQ, which did not exist in the quarter ending March 31, 2005. Also increased borrowings on factoring facility with LSQ contributed to the increase in interest expense.

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

In order to improve the liquidity position of the Company sold its interest in the Army Fleet Support, LLC and some assets of IMI as well as other assets to repay our lenders. These transactions occurred during the second and third quarters of 2006. These asset sales allowed us to repay Term Loan A and B and to repay a significant portion of the Factoring Facility . We will need to sell additional assets and/or raise additional debt and/or equity capital or renegotiate our existing debt and preferred stock agreements in order to satisfy our debt maturity obligations during 2007.

Cash out flow from operating activities was $1.7 million for the three months ended March 31, 2006. This resulted primarily due to a net loss for the three months ended March 31, 2006 of $1.2 million and changes in working capital accounts.

Our liquidity position in the future will be determined by our ability to generate cash from operations, the cash received from asset sales, and our borrowing availability under the Factoring Agreement and future financings.

Item 4. Controls and Procedures

In the Original Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Original Report, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were effective. This conclusion was reached after our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by the Original Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.

In connection with preparing the restated consolidated financial statements included in the Amendment, our Chief Executive Officer and Chief Financial Officer further evaluated our disclosure controls and procedures as of the end of the period covered by the Original Report and concluded that such disclosure controls and procedures were ineffective because the financial statements included in the Original Report did not account for the satisfaction of the beneficial ownership restriction on the Company’s 10% convertible promissory notes.

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

TRI-S SECURITY CORPORATION

Date: September 26, 2006	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.1	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.2	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.3	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.4	Letter Agreement dated April 10, 2006 between International Monitoring, Inc. and Devcon Security Services Corporation.	Previously filed.

10.5	Joint Venture Agreement dated January 17, 2006 between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Previously filed..

10.6	Summary of Board Compensation.	Previously filed..

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1