Form 10-Q/A
period 2006-06-30
TRI-S SECURITY CORP
filed 2006-09-26
CIK 1304901

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on September 19, 2006, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 should be restated to account for the satisfaction of the beneficial conversion restrictions on the Company’s 10% convertible promissory notes.

The restated consolidated financial statements included in the Amendment (the “Restatement”) report a net loss of $59,000 as opposed to a net loss of $107,000 for the quarter ended June 30, 2006 as reported in the Original Report and a net loss of $1,708,000 compared to a net loss of $1,372,000 for the six months ended June 30, 2006 as reported in the Original Report. See Note 2 of the Notes to Financial Statements included in the Amendment. The Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, the Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2006

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Restated, Note 2)
Assets
Current assets:
Cash and cash equivalents	$272	$463
Trade accounts receivable, net	8,379	10,988
Income taxes receivable	—	20
Prepaid expenses and other assets	1,216	1,084

Total current assets	9,867	12,555
Property and equipment, less accumulated depreciation	663	1,467
Investment in joint venture	—	8,698
Goodwill	15,692	15,615
Intangibles, net
Customer contracts	5,166	5,990
Deferred loan costs	1,472	1,756
Other	1,127	1,264

Total assets	$33,987	$47,345

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,182	$1,199
Accrued interest expense	250	100
Accrued expenses	3,992	5,690
Factoring facility	1,974	7,191
Income taxes payable	2,270	—
Series C preferred stock subject to mandatory redemption	6,000	—
Term loans	—	275

Total current liabilities	15,668	14,455

Other liabilities:
10% convertible notes	7,180	6,300
Deferred income taxes	1,935	5,069
Term loans	—	4,817
Long-term debt	281	270
Series C preferred stock subject to mandatory redemption	—	6,000

Total liabilities	25,064	36,911

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,451,617 and 3,338,700 shares issued and outstanding	3	3
Additional paid-in capital	13,946	13,749
Deficit	(5,026)	(3,318)

Total stockholders’ equity	8,923	10,434

Total liabilities and stockholders’ equity	$33,987	$47,345

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated, Note 2)		(Restated, Note 2)
Revenues	$17,704	$7,745	$35,077	$15,724
Cost of revenues:
Direct labor	11,144	4,122	21,715	8,338
Indirect labor and other support costs	4,342	2,783	8,733	6,103
Amortization of customer contracts	412	87	824	182

	15,898	6,992	31,272	14,623

Gross profit	1,806	753	3,805	1,101

Selling, general and administrative	2,798	793	5,788	1,471
Amortization of intangible assets	232	—	463	—

	3,030	793	6,251	1,471

Operating loss	(1,224)	(40)	(2,446)	(370)

Income from investment in Army Fleet Support, LLC, net	108	414	384	1,048

Other income (expense):
Interest income	1	9	8	21
Interest expense	(633)	(108)	(2,335)	(423)
Interest on Series C redeemable preferred stock	(75)	(75)	(150)	(150)
Gain on sale of investment in Army Fleet Support, LLC	1,903		1,903
Other income	—	—	84	—

	1,196	(174)	(490)	(552)

Income (loss) before income taxes	80	200	(2,552)	126
Income tax expense (benefit)	139	76	(844)	48

Net income (loss)	$(59)	$124	$(1,708)	$78

Basic and diluted net income (loss) per common share	$(0.02)	$0.04	$(0.51)	$0.02
Basic weighted average number of common shares	3,410	3,315	3,379	3,192
Diluted weighted average number of common shares	3,410	3,376	3,379	3,289

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(Restated, Note 2)
Cash flow from operating activities:
Net income (loss)	$(1,708)	$78
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on sale of investment in Army Fleet Support, LLC	(1,903)	—
(Income) loss from investment in Army Fleet Support, LLC, net	(384)	1,048
Stock issued for services	44	95
Depreciation and amortization	1,458	340
Deferred income tax benefits	(3,134)	(2,048)
Non-cash employee stock option expense	223	—
Non-cash interest expense	782	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,609	(430)
Income taxes receivable	2,290	—
Prepaid expenses and other assets	(87)	(686)
Trade accounts payable	(17)	(302)
Accrued liabilities	(1,520)	366

Net cash used by operating activities	(1,347)	(1,539)

Cash flow from investing activities:
Purchase of property and equipment	(59)	—
Proceeds from disposal of property and equipment	693	10
Cash distributions from investment in Army Fleet Support, LLC	175	855
Proceeds from sale of investment in Army Fleet Support, LLC	10,810	—

Net cash provided by investing activities	11,619	865

Cash flow from financing activities:
Net payments on factoring facility	(5,217)	—
Repayments of term loans	(5,092)	—
Deferred financing costs	(43)	—
Proceeds from initial public offering	—	11,079
Repayments of short-term notes	—	(9,082)
Repayments of capital lease obligations	—	(46)
Deferred initial public offering costs	(111)	(165)

Net cash provided by (used by) financing activities	(10,463)	1,786

Net increase (decrease) in cash and cash equivalents	(191)	1,112
Cash and cash equivalents at beginning of period	463	313

Cash and cash equivalents at end of period	$272	$1,425

Supplemental disclosures of cash flow information:
Interest paid	$1,545	$1,039
Income taxes paid	$3	$6

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

2. Restatement

On September 15, 2006, the Audit Committee determined the Company’s consolidated financial statements for the three and six months ended June 30, 2006 should be restated. The restatement is required to properly account for the lifting of the restrictions relating to the beneficial conversion feature of a portion of the 10% Convertible Notes. During the fourth quarter of 2005, the Company issued 10% convertible promissory notes with an aggregate face value of $8,015,000. Since certain of the restrictions were satisfied in the first quarter of 2006, the Company should have recognized interest expense for the in-the-money portion of the conversion feature of the notes. The recognition of the additional $620,000 interest expense in the first quarter of 2006 will have the effect of reducing the interest expense recognized in future periods. As a result, interest expense should have been reduced by $78,000 in the second quarter which has the effect of reducing our loss by $48,000 for the second quarter. Interest expense for the six months ended June 30, 2006 was increased by $542,000 which had the effect of increasing our loss for the period by $336,000.

The following tables present the effect of the restatement relative to the originally reported financial position and results of operations as of and for the three and six months ended June 30, 2006. The originally reported cash flows from operations, investing and financing activities were not affected.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Consolidated Statement of Operations Items
Interest Expense	$(711)	$(633)	$(1,793)	$(2,335)
Income/(loss) before income taxes	2	80	(2,010)	(2,552)
Income tax expense/(benefit)	109	139	(638)	(844)
Net loss	(107)	(59)	(1,372)	(1,708)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.41)	$(0.51)

	June 30, 2006
	As Previously Reported	As Restated
Selected Consolidated Balance Sheet Items
10% convertible notes	$6,261	$7,180
Deferred income taxes	2,141	1,935
Total Liabilities	24,351	25,064
Additional Paid-in-capital	14,323	13,946
Deficit	(4,690)	(5,026)
Total shareholders’ equity	9,636	8,923

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

Restatement. On September 15, 2006, the Audit Committee determined the Company’s consolidated financial statements for the three and six months ended June 30, 2006 should be restated. The restatement is required to properly account for the lifting of the restrictions relating to the beneficial conversion feature of a portion of the 10% Convertible Notes. During the fourth quarter of 2005, the Company issued 10% convertible promissory notes with an aggregate face value of $8,015,000. Since certain of the restrictions were satisfied in the first quarter of 2006, the Company should have recognized interest expense for the in-the-money portion of the conversion feature of the notes. The recognition of the additional $620,000 interest expense in the first quarter of 2006 will have the effect of reducing the interest expense recognized in future periods. As a result interest expense should have been reduced by $78,000 in the second quarter which has the effect of reducing our loss by $48,000 for the second quarter. For the six month period, interest expense was increased by $542,000. The effect of the restatement does not impact the Company’s liquidity position as it represents a non cash interest charge.

The following tables present the effect of the restatement relative to the originally reported financial position and results of operations as of and for the three and six months ended June 30, 2006. The originally reported cash flows from operations, investing and financing activities were not affected.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Consolidated Statement of Operations Items
Interest Expense	$(711)	$(633)	$(1,793)	$(2,335)
Income/(loss) before income taxes	2	80	(2,010)	(2,552)
Income tax expense/(benefit)	109	139	(638)	(844)
Net loss	(107)	(59)	(1,372)	(1,708)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.41)	$(0.51)

	June 30, 2006
	As Previously Reported	As Restated
Selected Consolidated Balance Sheet Items
10% convertible notes	$6,261	$7,180
Deferred income taxes	2,141	1,935
Total Liabilities	24,351	25,064
Additional Paid-in-capital	14,323	13,946
Deficit	(4,690)	(5,026)
Total shareholders’ equity	9,636	8,923

Results of Operations - Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

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

Interest expense increased $1.9 million, or 452%, to $2.3 million for the six months ended June 30, 2006, as compared to interest expense of $423,000 for the six months ended June 30, 2005. The increase is due primarily to the interest associated with the 10% Notes, including the beneficial conversion feature interest and the term loans with LSQ, which did not exist in the quarter ending March 31, 2005. Also increased borrowings on factoring facility with LSQ contributed to the increase in interest expense.

Loss before income taxes for the six months ended June 30, 2006 resulted in a tax benefit of $844,000, while income before income taxes for the six months ended June 30, 2005 resulted in a tax provision of $48,000.

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