Form 10-Q
period 2006-09-30
TRI-S SECURITY CORP
filed 2006-11-09
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 7, 2006: 3,548,704.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2006

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$160	$463
Trade accounts receivable, net	10,267	10,988
Income taxes receivable	—	20
Prepaid expenses and other assets	1,065	1,084

Total current assets	11,492	12,555
Property and equipment, less accumulated depreciation	655	1,467
Investment in joint venture	—	8,698
Goodwill	16,075	15,615
Intangibles, net
Customer contracts	4,670	5,990
Deferred loan costs	1,307	1,756
Other	1,059	1,264

Total assets	$35,258	$47,345

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$948	$1,199
Accrued interest expense	325	100
Accrued expenses	4,795	5,690
Factoring facility	3,671	7,191
Income taxes payable	2,092	—
Series C preferred stock subject to mandatory redemption	6,000	—
Term loans	—	275

Total current liabilities	17,831	14,455
Other liabilities:
10% convertible notes	7,227	6,300
Deferred income taxes	1,713	5,069
Term loans	—	4,817
Long-term debt	292	270
Series C preferred stock subject to mandatory redemption	—	6,000

Total liabilities	27,062	36,911

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,548,704 and 3,338,700 shares issued and outstanding	3	3
Additional paid-in capital	14,032	13,749
Deficit	(5,840)	(3,318)

Total stockholders’ equity	8,195	10,434

Total liabilities and stockholders’ equity	$35,258	$47,345

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$19,984	$8,063	$55,061	$23,787
Cost of revenues:
Direct labor	12,523	4,403	34,238	12,741
Indirect labor and other support costs	5,243	3,196	13,976	9,299
Amortization of customer contracts	409	93	1,233	275

	18,175	7,692	49,447	22,315

Gross profit	1,809	371	5,614	1,472

Selling, general and administrative	2,907	1,286	8,695	2,757
Amortization of intangible assets	233	—	696	—

	3,140	1,286	9,391	2,757

Operating loss	(1,331)	(915)	(3,777)	(1,285)

Income from investment in Army Fleet Support, LLC, net	—	403	384	1,451

Other income (expense):
Interest income	1	14	9	35
Interest expense	(367)	(120)	(2,702)	(543)
Interest on Series C redeemable preferred stock	(75)	(75)	(225)	(225)
Gain on sale of investment in Army Fleet Support, LLC	—		1,903
Gain on sale of certain home monitoring customer contracts of International Monitoring, Inc.	478	—	478	—
Other income	292	—	376	—

	329	(181)	(161)	(733)

Loss before income taxes	(1,002)	(693)	(3,554)	(567)
Income tax benefit	(188)	(263)	(1,032)	(215)

Net loss	$(814)	$(430)	$(2,522)	$(352)

Basic and diluted net loss per common share	$(0.23)	$(0.13)	$(0.74)	$(0.11)
Basic weighted average number of common shares	3,486	3,324	3,415	3,236
Diluted weighted average number of common shares	3,486	3,324	3,415	3,236

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flow from operating activities:
Net loss	$(2,522)	$(352)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on sale of investment in Army Fleet Support, LLC	(1,903)	—
(Gain) on sale of certain home monitoring customer contracts of International Monitoring, Inc.	(478)	—
(Income) from investment in Army Fleet Support, LLC, net	(384)	(1,451)
Stock issued for services	44	95
Depreciation and amortization	2,187	481
Deferred income tax benefits	(3,356)	(1,028)
Non-cash employee stock option expense	300	—
Non-cash interest expense	830	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	760	(168)
Prepaid expenses and other assets	60	(272)
Trade accounts payable	(251)	117
Accrued liabilities	(1,292)	236
Income taxes payable	2,350	—

Net cash used by operating activities	(3,655)	(2,342)

Cash flow from investing activities:
Purchase of property and equipment	(177)	(44)
Proceeds from disposal of property and equipment	693	10
Cash distributions from investment in Army Fleet Support, LLC	175	1,092
Proceeds from sale of investment in Army Fleet Support, LLC	10,810	—
Proceeds from sale of certain home monitoring customer contracts of International Monitoring, Inc.	608	—

Net cash provided by investing activities	12,109	1,058

Cash flow from financing activities:
Net payments on factoring facility	(3,520)	—
Repayments of term loans	(5,092)	—
Deferred financing costs	(43)	—
Proceeds from exercise of stock options	9	—
Proceeds from initial public offering	—	11,079
Repayments of short-term notes	—	(9,125)
Repayments of capital lease obligations	—	(69)
Deferred initial public offering costs	(111)	(245)
Proceeds from issuance of warrants	—	289
Proceeds from notes payable	—	1,919
Deferred financing costs	—	(447)

Net cash provided by (used by) financing activities	(8,757)	3,401

Net increase (decrease) in cash and cash equivalents	(303)	2,117
Cash and cash equivalents at beginning of period	463	313

Cash and cash equivalents at end of period	$160	$2,430

Supplemental disclosures of cash flow information:
Interest paid	$1,873	$1,307
Income taxes paid	$19	$323

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1. Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “we”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”); and (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group, Inc., a Florida corporation with its principal offices located in Miami, Florida (“Cornwall”).

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of Southeastern Paragon. Southeastern Paragon was formed to bid on certain contracts, and Paragon Systems will manage the contracts awarded to Southeastern Paragon. We will account for the results of Southeastern Paragon in accordance with Accounting Principal Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as amended by Amendment No. 1 thereto, each as filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.

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

The adoption of SFAS No. 123R decreased net income by approximately $77,000 and $300,000 for the three and nine months, respectively, ended September 30, 2006, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. In the three and nine months ended September 30, 2005, $15,000 would have been recognized as pro-forma expenses under SFAS No. 123R.

As of September 30, 2006, there was approximately $617,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 2.1years.

We issued options to purchase a total of 211,500 shares of our common stock, par value $0.001 per share, under our 2004 Stock Incentive Plan (the “Incentive Plan”) on May 11, 2006, with an exercise price equal to the $3.00 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was computed as approximately $319,000, or $1.51 per underlying share.

We issued options to purchase a total of 100,000 shares of our common stock under the Incentive Plan on August 1, 2005, with an exercise price equal to the $4.27 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2005 was computed as approximately $255,300, or $2.55 per underlying share.

4. Initial Public Offering

In February 2005, we completed an underwritten initial public offering of 1,800,000 units (plus an additional 270,000 units upon the exercise of the underwriters’ over-allotment option), with each unit consisting of one share of our common stock and a warrant to purchase one share of common stock, at an initial offering price per unit of $6.00. The initial public offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. The aggregate net proceeds to us from the initial public offering were approximately $10,885,000 after underwriting discounts and commissions, offering expenses and consulting fees.

5. Acquisition of Paragon Systems, Inc.

On February 27, 2004, We acquired all of the outstanding capital stock of Paragon Systems (the “Paragon Acquisition”). At the closing of the Paragon Acquisition, we: (i) paid $10.0 million, of which $2.3 million was paid in cash and $7.7 million was paid through the issuance of promissory notes (the “Paragon Notes”), to the former shareholders of Paragon Systems; and (ii) issued 100 shares of our Series C Redeemable Preferred Stock, par value $1.00 per share, with an aggregate redemption value of $6.0 million. After the completion of the initial public offering, we repaid the outstanding principal of the Paragon Notes and paid all unpaid, accrued interest thereon. The Series C Redeemable Preferred is redeemable by the Company by February 27, 2007.

6. Pro Forma Disclosures Related to Recent Acquisitions

On October 18, 2005, we acquired all of the outstanding capital stock of Cornwall (the “Cornwall Acquisition”). At the closing of the Cornwall Acquisition, we paid $13,500,000, of which $13,250,000 was paid in cash and $250,000 was paid through the issuance of a promissory note to the representative of the former shareholders of Cornwall. After adjusting for certain working capital items, the net purchase price for the Cornwall Acquisition was $12,753,000.

The following unaudited pro forma summary information presents the results of operations of the Company as if the acquisition of Cornwall had occurred on January 1, 2005. The proforma results are shown for illustrative purposes only and do not purport to be indicative of the results we would have reported had the acquisition of Cornwall occurred on January 1, 2005 or indicative of results that may occur in the future.

Combined Pro Forma Statements of Operations (in thousands)
	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues	$70,870	$64,610
Operating income	$(4,471)	$(1,377)
Net (loss)	$(4,635)	$(3,058)
Basic and diluted net (loss) per common share	$(1.50)	$(3.69)

7. Common and Preferred Stock

On February 8, 2005, pursuant to an Exchange and Recapitalization Agreement, we effected an exchange and recapitalization of our then outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and rights to acquire our common stock. Pursuant to the Exchange and Recapitalization Agreement, all of our outstanding (i) common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were exchanged for an aggregate of 1,200,000 shares of our common stock and (ii) rights to acquire our common stock were exchanged for rights to purchase an aggregate of 113,269 shares of our common stock. The recapitalization was given retroactive treatment in the financial statements and related disclosures.

As of September 30, 2006, we had 100 shares outstanding of Series C Redeemable Preferred Stock.

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

The Series C Redeemable Preferred Stock has a redemption value of $60,000 per share. The Series C Redeemable Preferred Stock is redeemable by the Company by February 27, 2007. The holders of the Series C Redeemable Preferred Stock are entitled to receive cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum) which were accrued as interest expense for the three and nine months ended September 30, 2006. However, on February 23, 2006, we filed a complaint against the former shareholders of Paragon Systems, alleging, among other things, that the former shareholders breached certain representations set forth in the Stock Purchase Agreement between us and the former shareholders of Paragon Systems dated as of February 23, 2004 (the “Paragon Purchase Agreement”). In the complaint, we seek, among other things, a decree invalidating (i) all the outstanding shares of the Series C Redeemable Preferred Stock, which are held by the former shareholders; and (ii) the Security Agreements entered into between us and the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock.

The Company is authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. The common stock does not have cumulative voting rights and no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by our Board of Directors. We have never paid any cash dividends on common stock.

During the first quarter of 2006, we issued 20,000 shares of our common stock for services, at a price of $4.45 per share, which services will be rendered ratably during 2006. For the three and nine months ended September 30, 2006, we recorded expense of approximately $22,000 and $66,000, respectively, for services rendered during those periods.

During the second quarter of 2006, we issued 20,000 shares of our common stock, at a price of $4.55 per share, to one of the former shareholders of Cornwall pursuant to an employment agreement entered into with such shareholder in connection with the Cornwall Acquisition. Also, during the second quarter of 2006, we issued 62,500 shares of our common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $300,000 and a book value of $240,000. During the first quarter of 2006, we issued 10,417 shares of our common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $50,000 and a book value of $39,300.

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

During the second quarter of 2006, we sold our 10% equity interest in Army Fleet. The details of the transaction are as follows:

Cash received	$10,810,000
Book value of investment	8,907,083

Gain on sale	$1,902,917

Our investment in Army Fleet was affected by the following transactions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investment in Army Fleet – beginning	$—	$8,495	$8,698	$8,302
Company’s share of earnings in Army Fleet	—	609	659	2,069
Amortization of the investment in Army Fleet	—	(206)	(275)	(618)
Cash received from Army Fleet	—	(238)	(175)	(1,093)
Sale of investment in Army Fleet	—	—	(8,907)	—

Investment in Army Fleet – ending	$—	$8,660	$—	$8,660

Summarized unaudited balance sheet information for Army Fleet as of December 31, 2005 is as follows:

Dec. 31, 2005
Total assets	$60,735

Total liabilities	$42,761
Equity	17,974

Total liabilities and equity	$60,735

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

In connection with the Credit Agreement, we entered into a Factoring and Security Agreement (the “Factoring Agreement”) with LSQ, pursuant to which LSQ will purchase from us from time to time certain accounts receivable at a discount of 0.7% and provide us with a professional accounts receivable management service for a funds usage fee of the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The Factoring Agreement has a $6,000,000 initial purchase limit and a four-year term which will automatically renew unless we provide notice of our intent to terminate. The Factoring Agreement amends and restates the Factoring Agreement dated as of April 1, 2005 between LSQ and Paragon Systems, pursuant to which LSQ purchased from Paragon Systems from time to time certain accounts receivable at a discount of 0.7% under a factoring facility with a funds usage fee equal to the prime rate plus 1.00%, a $6,500,000 initial purchase limit and a one-year term subject to annual renewal.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes (“10% Notes”) with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of our common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the quarter ended March 31, 2006 and approximately $400,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

During the second quarter of 2006, 62,500 shares of our common stock were issued upon conversion of 10% Note with an aggregate principal amount of $300,000. During the first quarter of 2006, 10,417 shares of common stock were issued upon conversion of 10% Note with an aggregate principal amount of $50,000.

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three and nine months ended September 30, 2006, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

11. Related Party Transactions

Note Receivable from Chief Executive Officer

Pursuant to the employment agreement between us and Ronald G. Farrell, our Chief Executive Officer and President, Mr. Farrell was entitled to receive during 2004 an aggregate bonus of $435,000. However, in order to improve the financial position of the Company prior to our initial public offering, Mr. Farrell agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell has agreed to repay to us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of common stock or any combination thereof. The note is included in Prepaid Expenses and Other Assets on our balance sheet as of September 30, 2006.

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

12. Sale of Certain Home Monitoring Customer Contracts of International Monitoring, Inc.

On July 21, 2006, International Monitoring, Inc., a wholly-owned subsidiary of Cornwall, sold substantially all of its operating assets, including certain home monitoring customer contracts, to an unrelated purchaser for a purchase price of approximately $680,000, subject to a 10% reduction thereof for customer attrition. Additional customer contracts will be sold to the purchaser if certain provisions are met which qualify such contracts. In addition, the purchaser will service all accounts not sold under a separate servicing agreement.

The details of the transaction are as follows:

Cash received	$607,823
Book value of assets sold	130,285

Gain on sale	$477,538

13. Subsequent Event

Subsequent to September 30, 2006, we were notified that our contracts for security services with Miami/Dade County, Florida would not be renewed as of the April 1, 2007 expiration date. These contracts were put out for bid in the normal course of business. According to the contracting authority, our company was not selected for the new contracts due to pricing offers received from other providers and certain other factors. The quarterly revenue associated with these contracts is approximately $3 million. We estimate that the quarterly operating margin generated from these contracts is approximately $125,000 to $250,000. We are evaluating the impact of the loss of this contract revenue on the carrying value of our Customer Contracts intangible asset and Goodwill under FASB 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

You should carefully review the information contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (this “Quarterly Report”) and should particularly consider any risks and other factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. Except for historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Investment in Army Fleet. We account for our 10% equity in Army Fleet, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet’s earnings and reduced by the amortization of our investment in Army Fleet and the cash we receive from Army Fleet with respect to our investment. During the second quarter of 2006, we sold our equity interest in Army Fleet.

SFAS No. 123(R). On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective-transition approach method. The adoption increased our net loss by $300,000 for the nine months ended September 30, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of SFAS No. 123(R) would have increased our net loss for the nine months ended September 30, 2005 by $15,000. We will incur approximately $617,000 of expense over a weighted average of 2.1 years for all unvested options.

Results of Operations - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue increased $11.9 million to $20.0 million, or 147%, for the three months ended September 30, 2006, as compared to revenue of $8.1 million for the three months ended September 30, 2005. The increase in revenue is primarily due to the Cornwall Acquisition in the fourth quarter of 2005, which generated $10.2 million of revenue in the third quarter of 2006, and $1.7 million of increased revenue from Paragon Systems due to the addition of new contracts during 2006.

Cost of revenue increased $10.5 million to $18.2 million, or 136%, for the three months ended September 30, 2006, as compared to cost of revenue of $7.7 million for the three months ended September 30, 2005. Our cost of revenues increased primarily due to costs associated with the service contracts acquired as part of the Cornwall Acquisition and the increased contract revenue at Paragon Systems.

Our gross profit increased by $1.4 million to $1.8 million for the three months ended September 30, 2006, as compared to gross profit of $400,000 for the three months ended September 30, 2005. Our gross margin percentage increased to 9.1% for the three months ended September 30, 2006, as compared to 4.6% for the three months ended September 30, 2005.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $1.6 million to $2.9 million, or 123%, for the three months ended September 30, 2006, as compared to $1.3 million for the three months ended September 30, 2005. The $1.6 million increase was due to $1.3 million of selling, general and administrative expenses incurred by Cornwall. The remainder of the increase was due to costs incurred to support our anticipated growth at Paragon Systems and due to the establishment of a corporate headquarters as a result of our growth and our initial public offering.

Income with respect to our equity interest in Army Fleet decreased $403,000 for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, we recognized no income from investment in Army Fleet due to the sale of this investment during the second quarter 2006. For the three months ended September 30, 2005, we recognized $609,000 of net earnings with respect to our equity interest in Army Fleet less $206,000 of amortization expense, for a net result of $403,000.

Interest expense increased $247,000, or 206%, to $367,000 for the three months ended September 30, 2006, as compared to interest expense of $120,000 for the three months ended September 30, 2005. The increase is due primarily to the interest associated with the 10% Notes and the increased borrowings under our Factoring Agreement with LSQ.

For the three months ended September 30, 2006, we recognized other income of $770,000 due to a gain of $478,000 for the sale of assets, including certain home monitoring contracts, of International Monitoring, Inc. and a $292,000 settlement for additional payments on one of our contracts, which had been fully reserved in the prior year due to doubtfulness of collectibility.

Loss before income taxes for the three months ended September 30, 2006 resulted in a tax benefit of $188,000, while the loss before income taxes for the three months ended September 30, 2005 resulted in a tax benefit of $263,000.

Results of Operations - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenue increased $31.3 million to $55.1 million, or 131%, for the nine months ended September 30, 2006, as compared to revenue of $23.8 million for the nine months ended September 30, 2005. The increase in revenue is primarily due to the Cornwall Acquisition, which generated $30.3 million of revenue for the nine months ended September 30, 2006 and an increase in revenue at Paragon due the addition of new contracts.

Cost of revenue increased $27.1 million to $49.4 million, or 122%, for the nine months ended September 30, 2006, as compared to cost of revenue of $22.3 million for the nine months ended September 30, 2005. Our cost of revenues increased primarily due to costs associated with the service contracts acquired as part of the Cornwall Acquisition and the new contracts at Paragon Systems.

Our gross profit increased by $4.1 million to $5.6 million for the nine months ended September 30, 2006, as compared to gross profit of $1.5 million for the nine months ended September 30, 2005. Our gross margin percentage increased to 10.2% for the nine months ended September 30, 2006, as compared to 6.2% for the nine months ended September 30, 2005.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $5.9 million to $8.7 million, or 211%, for the nine months ended September 30, 2006, as compared to $2.8 million for the nine months ended September 30, 2005. Most of the $5.9 million increase was due to $4.2 million of selling, general and administrative expenses incurred by Cornwall. The remainder of the increase was due to costs incurred to support our anticipated growth at Paragon Systems and due to the establishment of a corporate headquarters as a result of our growth and initial public offering.

Income with respect to our equity interest in Army Fleet decreased $1.1 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we recognized $659,000 of net earnings with respect to our equity interest in Army Fleet less $275,000 of related amortization expense, for a net result of $384,000. For the nine months ended September 30, 2005, we recognized $2,069,000 of net earnings with respect to our equity interest in Army Fleet less $618,000 million of amortization expense, for a net result of $1,451,000.

For the nine months ended September 30, 2006, we recognized other income of $2.8 million from a gain of $1.9 million for the sale of our investment in Army Fleet, $478,000 for the sale of assets, including certain home monitoring contracts, of International Monitoring, Inc. and a $292,000 settlement for additional payments on one of our contracts which had been fully reserved in the prior year due to doubtfulness of collectibility.

Interest expense increased $2.2 million, or 398%, to $2.7 million for the nine months ended September 30, 2006, as compared to interest expense of $543,000 for the nine months ended September 30, 2005. The increase is due primarily to the interest associated with debt financings used to acquire Cornwall in the fourth quarter of 2005.

Loss before income taxes for the nine months ended September 30, 2006 resulted in a tax benefit of $1.0 million, while loss before income taxes for the nine months ended September 30, 2005 resulted in a tax benefit of $215,000.

Liquidity and Capital Resources

As of September 30, 2006, we had $160,000 of cash on hand. Cash used by operating activities was $3.7 million for the nine months ended September 30, 2006. This resulted primarily due to a net loss for the nine months ended September 30, 2006 of $2.5 million. In addition, during the nine months ended September 30, 2006, cash flows from investing activities had a positive impact of $12.2 million due primarily to the $10.8 million proceeds from the sale of investment in Army Fleet, the $608,000 proceeds from the sale of assets, including certain home monitoring customer contracts, of International Monitoring, Inc., and the $693,000 proceeds from the disposal of property and equipment, which was offset by cash flows used by financing activities related to the reduction of debt obligations of $8.6 million.

The Series C Redeemable Preferred Stock outstanding at December 31, 2005 is redeemable by February 27, 2007 for an aggregate value of $6.0 million. All of the outstanding Series C Redeemable Preferred Stock was issued in connection with the Paragon Acquisition and is held by the former shareholders of Paragon Systems. On February 26, 2006, we filed a complaint against the former shareholders of Paragon Systems alleging, among other things, that the former shareholders breached certain representations set forth in the Paragon Purchase Agreement, pursuant to which the Paragon Acquisition was consummated on February 27, 2004, and that certain former shareholders committed fraud in connection with the Paragon Acquisition. In the complaint we seek, among other things, an award of damages against the former shareholders and a decree invalidating all of the outstanding shares of the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and did not pay the $150,000 interest payment which was otherwise due in respect of the Series C Redeemable Preferred Stock on each of February 28, 2006 and August 28, 2006. In the event that our complaint is unsuccessful and we are required to repay the Series C Redeemable Preferred Stock on February 28, 2007, we will need to raise additional debt and/or equity capital or sell assets to satisfy the obligation.

Our liquidity position in the future will be determined by our ability to generate cash from operations and our borrowing availability under the Factoring Agreement and future financings. We have been notified by Miami/Dade County, Florida that we were not selected as a service provider for the April 1, 2007 renewal of the security contracts. Accordingly, our revenue will be reduced by approximately $3.0 million per quarter beginning in the second quarter of 2007. The margin impact is expected to be $125,000 to $250,000 per quarter.

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

Our 10% Notes carry interest rates which are fixed. The Factoring Facility has a funds usage fee which varies with the prime rate. Accordingly, if we sell our accounts receivable to our lenders and such accounts remain unpaid, then any increase in the prime rate will increase the funds usage fee we owe on such unpaid accounts and, therefore, reduce our earnings.

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

During the quarter ended September 30, 2006, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in our Annual Report, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, and as discussed below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

As previously disclosed, on February 27, 2006, we filed a complaint in the United States District Court, Northern District of Georgia, Atlanta Division (“Georgia Federal Court”), against Charles Keathley, Robert Luther, Harold Bright and John Wilson, the former shareholders of Paragon Systems, alleging, among other things, that: (i) the former shareholders breached certain representations set forth in the Paragon Purchase Agreement; (ii) Messrs. Keathley and Luther violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with the Paragon Acquisition; and (iii) Messrs. Keathley and Luther committed fraud in connection with the Paragon Acquisition. In the complaint, we seek, among other things, (a) an award of damages against the former shareholders; (b) a decree invalidating all the outstanding shares of the Series C Redeemable Preferred Stock, all of which shares are held by the former shareholders and were issued as part of the consideration for the Paragon Acquisition; (c) a decree invalidating the Security Agreements entered into between us and the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock; (d) an award of punitive damages against Messrs. Keathley and Luther; and (e) an award of attorneys’ fees and costs.

Also as previously disclosed, on April 28, 2006, Messrs. Bright and Wilson filed an answer and counterclaim in Georgia Federal Court in response to the complaint we filed with such court pursuant to which, among other things, they claim that we failed to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them and seek damages with respect thereto.

On September 22, 2006, Paragon Systems filed a demand for arbitration and statement of claim with the American Arbitration Association against Messrs. Bright and Wilson (“Arbitration”), asserting, among other things, that they misused corporate information of Paragon Systems, organized a competing business while employed at Paragon Systems, and diverted business from Paragon Systems to that competing business, in breach of their employment agreements with Paragon Systems and their fiduciary duties.

On October 17, 2006, Messrs. Bright and Wilson filed an answer and counterclaim against us, Paragon Systems, and our Chief Executive Officer in the Arbitration. The counterclaim alleges, among other things, (i) breaches by Paragon Systems of the employment agreements with Messrs. Bright and Wilson and (ii) fraudulent acts and omissions in connection with a letter agreement dated December 14, 2004, among us, Paragon Systems and Messrs. Bright and Wilson regarding the repayment of the Paragon Notes, among other things. The counterclaim seeks, among other things, $1,797,674 in damages, as well as attorneys’ fees and expenses.

We responded to the counterclaim filed in the Arbitration on November 6, 2006. We asserted that the claims against us are not subject to arbitration and that we are not party to any arbitration agreement with Messrs. Bright and Wilson. Paragon Systems denied that it breached the employment agreements with Messrs. Bright and Wilson and denied that it engaged in any fraudulent conduct in connection with the December 14, 2004 letter agreement.

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S Security, our Chief Executive Officer, our former Chief Financial Officer and the lead underwriters in our initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our initial public offering. More specifically, the complaint alleges that the registration statement relating to our initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the compliant alleges we were aware. The complaint seeks unspecified compensatory damages or recission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. We intend to vigorously defend the action and believe that any potential financial obligation that we may have in this action should be covered by existing insurance.

Item 1A. Risk Factors.

The risk factors included in our Annual Report have not materially changed other than as disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and as set forth below.

Our contracts for security services with Miami/Dade County represent a significant portion of our revenue and will not be renewed as of April 1, 2007.

Currently, we generate annual revenue from security contracts with Miami/Dade County of approximately $11.8 million. These contracts were subject to renewal effective April 1, 2007 pursuant to a competitive bidding process. We have been informed that none of our security contracts with Miami/Dade County will be renewed as of the April 1, 2007 renewal date. Accordingly, we will cease to generate the revenues associated with these contracts at that time. Unless we obtain new contracts to replace the lost revenue prior to April 1, 2007, the failure to win renewal of the Miami/Dade County contracts will have a materially adverse effect on our business and results of operations.

The bid process for the renewal of these contracts was based on a number of factors, including price and experience in providing the security services specified in the bid request. Additionally, some of the contracts are reserved for small businesses for which we are not qualified. As a result of the non-renewal of our contracts with Miami/Dade County, we may not be able to provide services to Miami/Dade County for several years until the next contract bid date.

Item 3. Defaults Upon Senior Securities.

See Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1. Legal Proceedings” of this Quarterly Report for a discussion of our determination not to pay the $150,000 dividend payment with respect to our Series C Redeemable Preferred Stock due on each of February 28, 2006 and August 28, 2006 and the litigation in Georgia Federal Court relating to the Paragon Acquisition. Except for the February 28, 2006 and August 28, 2006 dividend payments, we have paid all other dividends due in respect of the Series C Redeemable Preferred Stock.

Item 6. Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: November 9, 2006	/s/ Ronald G. Farrell
Ronald G. Farrell Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1