Form 10-K
period 2006-12-31
TRI-S SECURITY CORP
filed 2007-03-29
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates completed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter is $7,379,593.

As of March 25, 2007, 3,503,280 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of this Annual Report is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report.

Annual Report on Form 10-K

For the Year Ended December 31, 2006

PART I

Note Regarding Forward-Looking Statements

Tri-S Security Corporation, a Georgia corporation (“Tri-S Security”), and its subsidiaries (together, the “Company” or “we”) have made forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”), including, without limitation, in the sections herein titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “intends,” “seeks,” “could,” “will,” “predicts,” “potential,” “continue,” “may,” “plans,” “estimates” and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

Forward-looking statements are based on factors that involve risks, uncertainties and assumptions, and actual results may differ from those expressed or implied by the forward-looking statements. These factors include, among others: the legal claims against us; the cost of defending such claims; the consequences to us if we do not prevail on such claims; our substantial debt and our inability to make scheduled debt service payments; our dependence on the factoring facility; the restrictions imposed on us by the credit agreement with our lenders; the impact of terrorist activity or breach of security on our business; our ability to retain and manage our guards; our plans for expansion and growth of our business; our ability to compete effectively in our industry; our expectations regarding the likelihood of introduction of new regulations that would adversely affect our business; our estimates of our capital requirements and needs for additional financing; risks related to Federal government contracts; Federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under Federal government contracts; changes in Federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to retain contracts during re-bidding processes; and the other factors that we describe in this Annual Report under the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Risk Factors.” You should not put undue reliance on any forward-looking statement. You should understand that many important factors, in addition to those discussed in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, “Risk Factors”, and elsewhere in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of these statements in light of new information or future events.

Item 1.	Business

Overview

Tri-S Security is an aggregator of elite guard services companies. Through our two direct, wholly-owned subsidiaries, Paragon Systems, Inc. (“Paragon Systems”) and The Cornwall Group, Inc. (“Cornwall”), we provide equipment and security services to various government agencies and the private sector. Our government customers include local, state and Federal government agencies. Our private sector customers include commercial customers, such as universities, public school systems, corporate complexes, hospitals, and residential customers, such as condominiums, high-end apartments and high-security homes.

We strive to provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

Paragon Systems formed Southeastern Paragon (“SEP”), a joint venture between Paragon Systems and Southeastern Protective Services, Inc. SEP has been certified by the U.S. Small Business Administration (the “SBA”) as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of SEP and is the manager of the SEP business. SEP was awarded three Federal security contracts during 2006.

Tri-S Security was incorporated in Georgia in October 2001 under the name “Diversified Security Corporation” and changed its name to “Tri-S Security Corporation” in August 2004. We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. Our acquisition strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographic areas and capture market share in the markets in which we operate and improve our profitability. We may pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain. During 2006, we did not pursue acquisitions as aggressively as in the past because we were focused on the integration of the companies previously acquired. In the future, we plan to resume our acquisition plan if opportunities are available.

We made our first acquisition on February 27, 2004, when we acquired all of the outstanding capital stock of Paragon Systems, a contract guard services and logistics provider for a purchase price of $16,000,000 (the “Paragon Acquisition”). At the closing of the Paragon Acquisition, we: (i) paid $10 million, of which $2.3 million was paid in cash and $7.7 million was paid through issuance of promissory notes to the former shareholders of Paragon Systems (the “Paragon Notes”); and (ii) issued to the former shareholders an aggregate of 100 shares of our Series C Redeemable Preferred Stock, with an aggregate redemption value of $6.0 million (the “Series C Redeemable Preferred Stock”), payable no later than February 27, 2007. Our payment obligations under the Series C Redeemable Preferred Stock are secured by a pledge of 40% of the outstanding capital stock of Paragon Systems. On February 27, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations made by them in the Stock Purchase Agreement between us and the former shareholders dated as of February 23, 2004, pursuant to which we acquired Paragon Systems (the “Paragon Purchase Agreement”). Under the Paragon Purchase Agreement and all applicable common law, we are exercising our rights of offset against the dividend and redemption payments otherwise payable by us in respect of the Series C Redeemable Preferred Stock. Accordingly, we did not make dividend payments on the Series C Redeemable Preferred Stock on February 28, 2006, or at any point thereafter, and we have not redeemed the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007. See the section of this Annual Report entitled “Legal Proceedings.”

On February 8, 2005, pursuant to an Exchange and Recapitalization Agreement, we effected an exchange and recapitalization of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and rights to acquire our common stock. Pursuant to the Exchange and Recapitalization Agreement, all of our outstanding (i) common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was exchanged for an aggregate of 1,200,000 shares of common stock and (ii) rights to acquire our common stock were exchanged for rights to purchase an aggregate of 113,269 shares of common stock (the “Exchange and Recapitalization”).

On February 9, 2005, we commenced an initial public offering of 1,800,000 units (plus up to additional 270,000 units upon the exercise of the underwriters’ over-allotment option), with each unit consisting of one share of common stock and a publicly-traded warrant to purchase one share of common stock, at an initial offering price per unit of $6.00. In connection with our initial public offering, our units commenced trading on The Nasdaq Capital Market under the symbol “TRISU” on February 9, 2005. Our initial public offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. Our units separated and ceased trading as units on April 9, 2005, and the common stock and publicly-traded warrants commenced trading on The Nasdaq Capital Market on April 11, 2005, under the symbols “TRIS” and “TRISW,” respectively.

We made our second acquisition on October 18, 2005, when we acquired all of the outstanding capital stock of Cornwall, a provider of security and investigative services, including armed and unarmed uniform guards, video and alarm monitoring, alarm installation, and GPS monitoring, to government and private sector customers in the Miami, Florida area (the “Cornwall Acquisition”). Cornwall has nine wholly-owned subsidiaries: International Monitoring, Inc.; Protection Technologies Corporation; Vanguard Security, Inc.; Armor Security, Inc.; Forestville Corporation; Vanguard of Broward County, Inc.; On Guard Security and Investigations, Inc., Guardsource Corp. and Virtual Guard Service, Inc. At the closing of the Cornwall Acquisition, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement (i) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (ii) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (iii) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall.

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

In 1991, Paragon Systems applied to be certified as an 8(a) firm (a small and disadvantaged business) SBA. In 1993, Paragon Systems was certified as an 8(a) firm and, in 1994, was awarded its first guard contract to provide security guard services for the U.S. Army Corps of Engineers. Since such time, Paragon Systems has obtained contracts with various other Federal government agencies and has developed contract guard security services as its core business. Paragon Systems’ certification as an 8(a) firm expired in September 2002, and its revenues from its security guard service business have grown to a level which makes it ineligible to qualify once again for certification as an 8(a) firm. Paragon Systems is now expanding its security guard service business by bidding on larger contracts than it was first awarded when certified as an 8(a) firm.

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

Through Paragon Systems, we employ approximately 900 persons in the course of providing contract guard services and maintain field offices located in Alabama; Kentucky; Maryland; Mississippi; Washington, and Washington, DC. Paragon Systems moved its Huntsville, Alabama offices to Chantilly, Virginia in December 2005. A full staff supports the majority of field operations in the Chantilly, Virginia office, including human resources, accounting, payroll, quality control, logistics, computer services, training, and other supporting functions as needed. Accounts payable support is now managed in Tri-Security’s headquarters in Alpharetta, Georgia.

The following table sets forth the number of our Federal government contracts serviced by Paragon Systems during the time periods and within the revenue ranges indicated:

Annual Revenues	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Less Than $1.0 Million per Contract	8	4	5
$1.0 to $3.0 Million per Contract	4	3	8
Greater than $3.0 Million per Contract	4	5	5

During the 2006, 2 contracts expired and 3 new contracts were commenced. On December 31, 2006, 11 contracts were active. At December 31, 2006, SEP was serving 3 Federal contracts with aggregate annual contract revenue of approximately $5.6 million.

Cornwall

The Cornwall Acquisition diversified our customer base and allowed us to enter the private sector of contract guard services, including commercial and residential outlets.

Cornwall offers comprehensive, state-of-the-art customized electronic and manned security systems for commercial, residential and government outlets. Cornwall provides armed and unarmed uniformed security services as well as video, and investigative services to a variety of customers. In addition, Cornwall provides security system integration products (security systems which combine the features of security products) to its customers. Cornwall’s communication systems leverage specialized software in order to improve overall security system performance. In response to client needs, Cornwall can combine these integrated security systems with trained professional security guards in order to provide a higher level of security.

Cornwall was incorporated in 1980 and today employs approximately 1,500 employees in five offices throughout the Miami/Dade, Broward and Palm Beach counties of Florida. Each of Cornwall’s security professionals undergo extensive training, and many have prior military or government training.

Our Equity Interest in Army Fleet Support, LLC

Until May 2006, we owned, through Paragon Systems, a 10% equity interest in Army Fleet Support, LLC (“Army Fleet Support”) which provides all logistics support for U.S. Army aviation training at Fort Rucker, Alabama. In providing this support, Army Fleet Support provides personnel, management, material parts, supplies, transportation and equipment to perform aviation unit maintenance, aviation unit intermediate maintenance and approved depot maintenance.

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

During May 2006, we sold our 10% equity interest in Army Fleet Support for $10.8 million cash.

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

Employees

As of December 31, 2006, we employed approximately 2,400 people, consisting of security guards, managerial and administrative employees. Our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the contract guard services industry is characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified security guards, although when labor has been in short supply, we have been required to pay higher wages and incur overtime charges.

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

Unionized employees account for approximately 20% of our employees and work under collective bargaining agreements with the United Union of Security Guards and the Security Police and Fire Professionals of America. These collective bargaining agreements do not permit work stoppages. Our relations with our employees have generally been satisfactory. Guards and other personnel supplied by us to its customers are our employees, even though they may be stationed regularly at the customer’s premises.

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

Customers

Since the Cornwall Acquisition, we have provided our contract guard services to customers in 8 states and Washington, DC. We provide contract guard services for the following Federal government agencies: (i) the Department of Homeland Security; (ii) the Social Security Administration; (iii) the Army Corps of Engineers; (iv) the U.S. Coast Guard; (v) ASA; and (vi) the Department of Defense. We also provide contract guard services to the following state and local government agencies and private sector organizations: (a) Miami/Dade local government (municipal government); (b) Florida Department of Transportation; (c) Citicorp of North America; (d) Miami/Dade County Public Schools; (e) The University of Miami; (f) Miami Free Zone; (g) Eagle Logistics; (h) Citibank; (i) JobForce; and (j) DHL Danzas.

Our typical customer contract may provide for an hourly or monthly billing rate used for all security guards at a site or variable hourly billing rates for different guards. Our contracts are usually multi-year contracts with renewal options. For the year ended December 31, 2006, six contracts represented more than 49% of our revenues. For the year ended December 31, 2006, our contracts with (i) the Social Security Administration (Baltimore) accounted for approximately 14% of our revenue for such period; (ii) Miami/Dade County accounted for approximately 14% of our revenue for such period; (iii) GSA (Alabama) accounted for approximately 7% of our revenue for such period; (iv) GSA (Kentucky) accounted for approximately 5%; (v) the NASA John C. Stennis Space Center accounted for approximately 6% of our revenue for such period; and (vi) the National Headquarters Complex of the Department of Homeland Security accounted for approximately 4% of our revenue for such period.

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

In the bidding process for our Federal government contracts, there are may be 30 bidders or more. However, typically only 5 or 6 bidders have the technical qualifications as established by the government agency’s request for proposal. In the bidding process for our private sector contracts, there are typically five to seven other bidders. In each bidding process, we compete primarily on price, the quality of our service and our history of providing contract guard services in the Southeast for over a decade.

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

We intend to bid on Federal government contracts for contract guard services valued between an aggregate of over $1 billion over the next five-years. Our ability to bid on larger contracts is constrained because we do not currently have sufficient capital to cover the substantial start-up costs we would incur if awarded a significant number of contracts with higher values.

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

We intend to continually bid on private sector contracts for guard services.

Acquisitions

We intend to develop and expand our business by selectively pursuing acquisition opportunities in the contract guard services and system integration services segments of the security industry. We intend to target for acquisition existing companies with established reputations for quality customer service.

In the contract guard services market, we seek to acquire organizations which provide contract guard services to the private sector. We are also looking to acquire organizations which provide contract guard services to the private sector, including residential and commercial facilities, and which have contracts with higher profit margins than our current Federal government contracts. Although we intend our initial acquisition activities to be concentrated in the Southeast, Midwest and Atlantic coastal portions of the United States, we have not placed any geographic restrictions on our future acquisition strategy. We believe we will have significantly more acquisition possibilities in the private sector than in the Federal government sector. In the system integration market, we seek to identify and acquire organizations offering customized, integrated systems in the premiere commercial and residential electronic security markets.

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

Risks Relating to Our Indebtedness and Litigation

If we are in default under our Credit Agreement or our Factoring Agreement, then all amounts due there under will become immediately due and payable, which will have a material adverse effect on our business and financial condition.

On October 18, 2005, we entered into a Credit Agreement (as amended from time to time, the “Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “lenders”), pursuant to which we borrowed $1,650,000 pursuant to a term loan with a maturity date of October 1, 2007 (“Term Loan A”) and $3,500,000 pursuant to a term loan with a maturity date of October 1, 2009 (“Term Loan B” and, together with Term Loan A, the “Initial Term Loans”). During May 2006, the Initial Term Loans were paid in full.

In connection with the Credit Agreement, we entered into a Factoring and Security Agreement (the “Factoring Agreement”) with LSQ, pursuant to which LSQ will purchase from us from time to time certain accounts receivable at a discount of 0.7% and provide us with a professional accounts receivable management service for a funds usage fee of the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The Factoring Agreement has a $12,000,000 initial purchase limit and a four-year term which will automatically renew unless we provide notice of our intent to terminate. The Factoring Agreement amends and restates the Factoring Agreement dated as of April 1, 2005 between LSQ and Paragon Systems, pursuant to which LSQ purchased from Paragon Systems from time to time certain accounts receivable at a discount of 0.7% under a factoring facility with a funds usage fee equal to the prime rate plus 1.00%, a $6,500,000 initial purchase limit and a one-year term subject to annual renewal.

Pursuant to the Credit Agreement, in October 2005, we also entered into (i) a Guaranty Agreement pursuant to which we unconditionally and irrevocably guarantee to the lenders the prompt payment and performance of all of our obligations, indebtedness and liabilities to the lenders, whether currently existing or subsequently arising (the “Obligations”); and (ii) a Security Agreement, pursuant to which we granted to the lenders a security interest in substantially all of our assets to secure all of the Obligations. Additionally, in October 2005, we also entered into a Pledge Agreement pursuant to which we have pledged to the lenders the capital stock of Paragon Systems to secure all of our obligations under the Credit Agreement and related documents.

On June 27, 2006, Paragon Systems executed a Guaranty of Joint Venture (the “JV Guaranty”) pursuant to which Paragon Systems unconditionally guarantees to LSQ the prompt payment and performance of all obligations, indebtedness and liabilities, whether currently existing or subsequently arising, of SEP (the “JV Obligations”). The JV Obligations include the obligations, indebtedness and liabilities of SEP to LSQ under that certain Factoring and Security Agreement between SEP and LSQ dated as of June 27, 2006 (the “JV Factoring Agreement”), pursuant to which LSQ will purchase from SEP from time to time certain accounts receivable at a discount of 0.7% and provide SEP with a professional accounts receivable management service for a funds usage fee equal to the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The JV Factoring Agreement has a $1,000,000 initial purchase limit and a one-year term which will automatically renew unless SEP provides notice of its intent to terminate.

The outstanding balance under the Credit Agreement as of December 31, 2006 is approximately $7.8 million. At December 31, 2006, we had less than $500,000 of availability under our Credit Agreement. Additionally, from time to time during 2006, we had borrowed more than the maximum amount allowable under the availability formula in the Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our lenders.

During March 2007, we secured an additional $2.5 million term loan (the “2007 Term Loan”) with our lenders to provide additional financing as needed to provide the capital we estimate is necessary to continue to operate the business during 2007. In connection with obtaining the 2007 Term Loan, we also pledged to the lenders the capital stock of all of our subsidiaries to secure all of our obligations under the Credit Agreement and related documents. If the business does not begin to generate enough cash to fund the operations and the debt service requirements, additional capital may be necessary to continue to operate the business. There can be no assurance that the Company will be able to raise additional capital in the future or that such capital can be raised on terms acceptable to U.S.

If an event of default under the Credit Agreement, the Factoring Agreement or any agreement we have with out lenders occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our agreements with our lenders becomes immediately due and payable and we are unable to raise significant capital or obtain from our lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our lenders, our lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

If our lenders stop advancing funds to us under the Factoring Agreement or the Credit Agreement, then we may not be able to satisfy our current operating payables, which would have a material adverse impact on our business and financial condition.

We rely on advances under the Factoring Agreement and borrowings under the 2007 Term Loan for funds to satisfy our cash flow needs for our daily operations. Our lenders are not obligated to advance additional funds to us under the Factoring Agreement or the 2007 Term Loan if the funds advanced to us and outstanding under the Factoring Agreement exceed our maximum availability or if we are otherwise in default under our agreements with our lenders. If our lenders stop advancing funds to us under the Factoring Agreement or does not allow us to borrow under the 2007 Term Loan, then we may not be able to satisfy our current operating payables, which would make it difficult for us to satisfy our contractual obligations to our customers. If we are not able to satisfy our current operating payables or our contractual obligations to our customers, then our business and financial condition will be materially and adversely affected. Further, our lenders will not be obligated to advance additional funds to us under the Factoring Agreement or Credit Agreement until we reduce the amount of the advances outstanding under the Factoring Agreement to an amount which is less than our maximum availability. We may not be able to do so unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all.

We have substantial debt.

As of December 31, 2006, we had approximately $21.1 million of outstanding debt (excluding obligations to trade creditors and taxing authorities including the IRS). We may incur substantial additional debt in the future, including additional debt under the Factoring Agreement. It will be difficult for us to satisfy our payment obligations. Our considerable indebtedness could have important consequences to you, including, but not limited to, the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we are exposed to fluctuations in interest rates because the Factoring Agreement and the 2007 Term Loan have variable rates of interest;

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

On February 27, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations in the Paragon Purchase Agreement. In the complaint, we seek, among other things, an award of damages and a decree invalidating the Series C Redeemable Preferred Stock which was issued to the former shareholders as part of the purchase price for the Paragon Acquisition and the security agreements pursuant to which we pledged 40% of the outstanding capital stock of Paragon Systems to secure our obligations under the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and applicable common law and have not paid the dividend payments on the Series C Redeemable Preferred Stock on February 28, 2006, or at any point thereafter, and have not redeemed the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007. If we do not prevail in the lawsuit, then we may be required to redeem the Series C Redeemable Preferred Stock and pay all accrued and unpaid interest thereon. If we do not do so, then the former shareholders may be able to foreclose on the stock of Paragon Systems pledged to them. If we are required to redeem the Series C Redeemable Preferred Stock, or if the former shareholders foreclose on the stock of Paragon Systems pledged to them, then our business and financial condition will be materially and adversely affected.

If we are unable to satisfy or otherwise settle the claims with respect to the Series C Redeemable Preferred Stock by February 28, 2008, we will be in default under our Credit Agreement, which requires that the litigation with respect to the Series C Redeemable Preferred Stock be settled and that the lien on the 40% of the stock of Paragon Systems held by the former shareholders of Paragon Systems be eliminated by February 28, 2008. If the Series C Redeemable Preferred Stock remains outstanding or the lien on the stock of Paragon Systems remains outstanding on February 28, 2008, we will be in violation of our Credit Agreement and all amounts outstanding under the Credit Agreement, the Factoring Agreement, and all other agreements with our lenders will become immediately due and payable.

If we are unable to satisfy or otherwise settle our indebtedness, then we may lose control of our subsidiaries, which generate all of our revenue.

We have pledged 40% of the outstanding capital stock of Paragon Systems to the former shareholders of Paragon Systems to secure our payment obligations with respect to the Series C Redeemable Preferred Stock. As discussed above, we are exercising our right of offset under the Paragon Purchase Agreement and applicable common law and have not made dividend or redemption payments with respect to the Series C Redeemable Preferred Stock. If it is finally determined that we were not entitled to exercise such rights, then the former shareholders of Paragon Systems may foreclose on the stock of Paragon Systems pledged to them.

Furthermore, we have granted to our lenders a security interest in all of the capital stock of all of our subsidiaries to secure our obligations to our lenders. If we are in default under the Credit Agreement, the Factoring Agreement or any other agreement with our lenders, then our lenders could foreclose on such stock. If either the former shareholders or our lenders, or both, foreclose on the stock pledged to them, then we will lose a significant portion or all of our revenue, and our business and financial condition will be materially and adversely affected.

Upon filing our tax return, we expect to have a tax liability of $1.2 million which we may be unable to pay due to liquidity issues.

As of December 31, 2006, we expect to have a federal tax liability of approximately $1.2 million. In order to pay the IRS to satisfy the obligation, we will be required to draw upon our debt facilities. We may be unable to pay our tax liability in the ordinary course because (i) we may not have the availability under our credit facilities to make the payment or (ii) our lender may be unwilling to advance the funds under the Factoring Agreement to make the payment.

Risks Relating to Our Industry and Business

We depend on the Factoring Agreement to meet our cash flow needs, which reduces our profit margin.

Pursuant to the Factoring Agreement, our lenders from time to time purchase certain accounts receivable from us at a discount of 0.7% with a funds usage fee of prime plus 1.0% on the outstanding funds advanced on the accounts receivable purchased. If we are in default under our Factoring Agreement or the Term Loans, then the interest note on the Factoring Agreement increases to 18% and a 1% fee is charged on all advances made to us under the Factoring Agreement. This discount and usage fee reduces our profit margins. We cannot, however, cease factoring our receivables because the funds provided by our lenders are necessary to satisfy our cash flow needs. In fact, we utilize the Factoring Agreement to the maximum extent permitted by our lenders which historically has allowed us to factor substantially all of our accounts receivable. We believe that if the Factoring Agreement with our lenders were to terminate, then we would need to obtain a new factoring agreement. Our obligations to our lenders are secured by a lien on all of our assets; consequently, if we are liquidated, then there may not be any assets available for distribution to shareholders or creditors other than our lenders.

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

In the Federal government security services sector, we have experienced compressed margins for our services on new contracts relative to the margins earned on older contracts. We expect that future contract wins will be at profit levels which are lower than our current contract base due to increased competition for these contracts.

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

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules and regulations subsequently adopted by the SEC, the Public Corporation Accounting Oversight Board and The Nasdaq Stock Market, LLC. (the “Nasdaq”). In particular, we will be required to include a management report on internal control as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of Sarbanes-Oxley. Although we believe we have adequate internal control procedures in place, we are in the process of evaluating our internal controls systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to help ensure that we will be able to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or otherwise achieve adequate compliance with such requirements, then we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including the common stock. In addition, we expect that these laws, rules and regulations will increase our legal and financial compliance costs and make certain corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to maintain director and officer liability insurance.

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

During 2006, we derived approximately 46% of our consolidated revenue from contracts with the Federal government. Federal government contracts typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

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

During 2007, we expect to derive approximately 54% of our consolidated revenue from contracts with our Federal government agencies. If any of our current Federal government customers determines not to renew or terminate its contract, then our revenues may significantly decline.

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

The GSA secures the buildings, products, services, technology and other workplace essentials which Federal agencies need to operate. GSA Federal Supply Schedule contracts are contract vehicles under which Federal government agencies may purchase professional services or products. Federal government agencies may choose to award contracts only to GSA Federal Supply Schedule contractors to reduce the number of qualified bidders and to expedite the bidding process. Paragon Systems has been approved by the GSA as a GSA Federal Supply Schedule contractor and, therefore, is able to bid on Federal government contracts awarded using the GSA Federal Supply Schedule. Currently, seven of our contracts with annualized revenues of approximately $21.1 million have been procured under the GSA Federal Supply Schedule. During the year ended December 31, 2006, the revenues on our contracts procured under the GSA Federal Supply Schedule totaled approximately 24% of our consolidated revenues for such period.

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

During the year ended December 31, 2006, we derived substantially all of our revenue from Federal government contracts that were awarded through a competitive bidding process. Most of the business that we expect to seek from the Federal government in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

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

The Miami/Dade County contracts at Cornwall represent a significant portion of our revenue and are subject to renewal in the 4th quarter of 2007

During the year ended December 31, 2006, two of Cornwall’s subsidiaries generated revenue from contracts with Miami/Dade County of $11.7 million. These contracts are subject to renewal in the fourth quarter of 2007 and will be awarded through a competitive bidding process.

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

Litigation with the Former Shareholders of Paragon Systems

The Georgia Action

On February 27, 2006, we filed a complaint in the United States District Court, Northern District of Georgia, Atlanta Division (“Georgia Action”), against Charles Keathley, Robert Luther, Harold Bright and John Wilson, the former shareholders of Paragon Systems, alleging, among other things, that: (i) the former shareholders breached certain representations set forth in the Paragon Purchase Agreement; (ii) Messrs. Keathley and Luther violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with the Paragon Acquisition; and (iii) Messrs. Keathley and Luther committed fraud in connection with the Paragon Acquisition. In the complaint, we seek, among other things, (a) an award of damages against the former shareholders; (b) a decree invalidating all the outstanding shares of the Series C Redeemable Preferred Stock, all of which shares are held by the former shareholders and were issued as part of the consideration for the Paragon Acquisition; (c) a decree invalidating the Security Agreements we entered into with the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of capital stock of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock; (d) an award of punitive damages against Messrs. Keathley and Luther; and (e) an award of attorneys’ fees and costs.

On April 28, 2006, Messrs. Bright and Wilson filed their answer and counterclaim in the Georgia Action, pursuant to which, among other things, they deny any wrongdoing, claim that we failed to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them, and seek damages with respect thereto and an award of attorneys’ fees and expenses.

On May 8, 2006, Messrs. Keathley and Luther filed their answer and counterclaim in the Georgia Action, pursuant to which they deny any wrongdoing, allege that we breached our obligations by failing to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them, and seek, among other things, damages and an award of attorneys’ fees, costs, and expenses. They further assert that they are entitled to bring their counterclaim as part of the Alabama Action (discussed below) and that, if necessary, the court should dismiss the complaint filed by us in the Georgia Action.

Based upon the claims we have made in the Georgia Action and pursuant to the Paragon Purchase Agreement and applicable common law, we are exercising our rights of offset against the dividend and redemption payments otherwise payable by us with respect to the Series C Redeemable Preferred Stock. Accordingly, we did not make dividend payments on the Series C

Redeemable Preferred Stock on February 28, 2006, or at any point thereafter, and we have not redeemed the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007.

The parties are in the process of consolidating the Georgia Action with the Declaratory Judgment Action (discussed below).

The Alabama Action

On or about October 5, 2005, Messrs. Luther and Keathley filed a compliant against Paragon Systems in the Circuit Court for Madison County, Alabama claiming breach of contract and seeking recovery of unspecified damages (the “Alabama Action”). Messrs. Keathley and Luther allege that Paragon Systems owes to them unpaid compensation for accrued, vested benefits earned pursuant to their employment agreements with Paragon Systems and certain amounts as reimbursement for taxes incurred by them in 2003.

On June 12, 2006, Messrs. Keathley and Luther filed an amended complaint in the Alabama Action naming Tri-S Security as a defendant. The claim reiterates their counterclaim in the Georgia Action that we breached our obligations by failing to make the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them. In the amended complaint, Messrs. Keathley and Luther seek damages, interest, and an award of attorneys’ fees and expenses.

We filed our answer to the amended complaint on July 19, 2006, pursuant to which we deny any wrongdoing and deny that Messrs. Keathley and Luther are entitled to judgment against us.

On March 7, 2007, Messrs. Keathley and Luther filed a motion for leave to further amend the complaint. The motion seeks leave to add claims against us alleging that we (i) failed to make August 31, 2006 and February 28, 2007 dividend payments with respect to the Series C Redeemable Preferred Stock held by them and (ii) failed to redeem their shares of the Series C Redeemable Preferred Stock on February 27, 2007. We have opposed the motion by Messrs. Keathley and Luther.

The Arbitration

On September 22, 2006, Paragon Systems filed a demand for arbitration and statement of claim with the American Arbitration Association against Messrs. Bright and Wilson (the “Arbitration”) asserting, among other things, that they misused corporate information of Paragon Systems, organized a competing business while employed at Paragon Systems, and diverted business from Paragon Systems to that competing business, all in breach of their employment agreements with Paragon Systems and their fiduciary duties owned to Paragon Systems.

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

The Declaratory Judgment Action

On January 16, 2007, we filed an action for declaratory judgment in the United States District Court for the Northern District of Georgia, seeking a judgment declaring that we may not redeem the shares of Series C Redeemable Preferred Stock until such time as the redemption will not violate the Official Code of Georgia Section 14-2-640(c), which prohibits a corporation from making a distribution, if after giving effect to the distribution, the (i) corporation would not be able to pay its debts as they become due in the usual course of business or (ii) corporation’s total assets would be less than the sum of its total liabilities plus the preferential rights of those who are superior to those receiving the distribution.

On March 7, 2007, Messrs. Keathley and Luther filed an answer in the Declaratory Judgment Action seeking dismissal of the action and attorneys’ fees, costs, and expenses, among other things.

On March 16, 2007, Messrs. Bright and Wilson filed an answer and counterclaim in the Declaratory Judgment Action pursuant to which they assert breach of contract and allege that we failed to make dividend payments on the Series C Redeemable Preferred Stock and failed to redeem their shares of Series C Redeemable Preferred Stock. Messrs. Bright and Wilson seek damages and attorneys’ fees, among other things.

Litigation Regarding Our Initial Public Offering

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against us, our Chief Executive Officer, our former Chief Financial Officer and the lead underwriters in our initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our initial public offering. More specifically, the complaint alleges that the registration statement relating to our initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks unspecified compensatory damages or recission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, we removed the lawsuit to the United States District Court for the Northern District of Georgia. A motion by plaintiff to remand the case back to the state court is pending. Our time to respond to the complaint has been extended until thirty (30) days after the ruling on the motion to remand. We intend to vigorously defend the action and believe that any potential financial obligation that we may have in this action should be covered by existing insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on November 7, 2006 in Alpharetta, Georgia (the “Meeting”). At the Meeting, our shareholders voted on proposals to (i) elect one Class I director for a three-year term of office (“Proposal 1”); (ii) amend and restate our 2004 Stock Incentive Plan (“Proposal 2”); and (iii) ratify the appointment of Tauber & Balser, P.C. as our independent registered public accountants for the year ending December 31, 2006. Each of the foregoing proposals was approved by our shareholders at the Meeting.

With respect to Proposal 1, there were 2,935,941 votes cast for the election of James M. Logsdon as the Class I director and 428,777 votes cast to withhold authority with respect to the election of James M. Logsdon as the Class I director. There were no abstentions or broker non-votes with respect to the election of Mr. Logsdon. After the Meeting, James A. Verbrugge, Lee K. Toole and Ronald G. Farrell, who serve as Class II, Class III and Class III directors, respectively, continued their respective terms of office as directors of the Company.

The results of the vote on Proposal 2 and Proposal 3 were as follows:

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
Proposal 2	1,500,249	681,050	7,100	1,176,319
Proposal 3	3,156,787	197,621	10,310	0

The proposals presented at the Meeting were set forth and described in our Notice of Annual Meeting of Shareholders and Proxy Statement dated October 6, 2006.

Item 4.5	Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K under the Exchange Act, the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 30, 2007, of such officer:

Name	Age	Position
Ronald G. Farrell	63	Chairman of the Board, President and Chief Executive Officer
Robert K. Mills	43	Chief Financial Officer

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

There are no family relationships among any of our executive officers or directors. Except as disclosed in the section of this Annual Report titled “Executive Compensation”, no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. To the best of our knowledge, (i) there are no material proceedings to which any executive officer of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years. Our executive officers of the Company are elected or appointed by our board of directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

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

Year Ended December 31, 2005	High	Low
Fourth Quarter of 2005	$5.38	$4.09
Third Quarter of 2005	$6.27	$3.50
Second Quarter of 2005	$5.24	$2.76

Year Ended December 31, 2006	High	Low
Fourth Quarter of 2006	$3.20	$1.85
Third Quarter of 2006	$3.21	$2.20
Second Quarter of 2006	$4.10	$2.61
First Quarter of 2006	$4.62	$2.65

As of March 25, 2007, there were approximately 19 holders of record of the common stock.

We have never declared or paid cash dividends on the common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, the Credit Agreement prohibits the payment of cash dividends on the common stock without our lenders’ prior written consent.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our common stock against the Nasdaq Composite, the Russell Microcap Index and a peer group for the period from April 11, 2005 (the date on which our common stock first became publicly-traded) through December 31, 2006. The peer group selected is comprised of one company, Command Security, Inc. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	4/11/05	12/05	12/06
Tri-S Security Corporation	100.00	95.65	48.04
NASDAQ Composite	100.00	111.20	122.96
Russell MicroCap	100.00	110.80	129.13
Peer Group	100.00	98.95	150.00

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 22, 2006	45,424	(1)	$2.312	(2)	0	0

(1)	Pursuant to Mr. Farrell’s employment agreement with us, Mr. Farrell, our Chief Executive Officer and President, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company prior to our initial public offering in February 2005, he agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell agreed to repay us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which accrued interest at a rate of 2.48% per year and was payable on December 31, 2006. Pursuant to its terms, the note was prepayable at any time without penalty and payable at the election of Mr. Farrell in cash or shares of common stock or any combination thereof. Accordingly, on December 22, 2006, Mr. Farrell surrendered to us 45,424 shares of common stock in full repayment of the $105,021 of outstanding principal and interest under the note.
(2)	Pursuant to the terms of the note, the shares of common stock surrendered in payment thereof were valued at the arithmetic average of the per share closing price of the common stock for the five trading day period immediately prior to the date of payment.

Item 6.	Selected Financial Data

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

				Paragon Systems, Inc.
Selected Financial Data	2006	2005	Tri-S Security Corporation and Subsidiary Consolidated 2004	Jan. 1, 2004 to Feb. 27, 2004	2003	2002	2001
		(In thousands, except per share data)
Statement of Operations Data:
Revenues	$75,725	$41,985	$25,425	$4,706	$29,395	$21,364	$16,491
Direct labor	47,353	24,406	13,810	2,481	16,070	11,983	9,092
% of revenues	62.5%	58.1%	54.3%	52.7%	54.7%	56.1%	55.1%
Indirect labor and other contract support costs	19,256	14,054	10,223	2,113	11,151	7,615	6,000
% of revenues	25.4%	33.5%	40.2%	44.9%	37.9%	35.6%	36.4%
Amortization of government contracts	1,638	677	298	—	—	—	—
% of revenues	2.2%	1.61%	1.17%	—	—	—	—
Gross profit	7,478	2,848	1,094	111	2,174	1,766	1,399
% of revenues	10.0%	6.8%	4.3%	2.4%	7.4%	8.3%	8.5%
Selling, general and administrative expenses	11,682	6,133	2,115	230	1,466	1,179	896
% of revenues	15.4%	14.6%	8.3%	4.9%	5.0%	5.5%	5.4%
Amortization expense	928	279	—	—	—	—	—
Operating income (loss)	(5,132)	(3,564)	(1,021)	(119)	708	587	503
% of revenues	-6.8%	-8.5%	-4.0%	-2.5%	2.4%	2.7%	3.1%
Interest income	12	44	3	—	12	23	28
Interest expense	(3,146)	(1,383)	(1,380)	(11)	(30)	(7)	(11)
Interest on redeemable preferred stock	(300)	(300)	(250)	—	—	—	—
Income (loss) before income taxes	(5,527)	(3,692)	(1,011)	(130)	690	603	520
Income tax (benefit)	(1,694)	(1,414)	(384)
Pro forma income tax expense (benefit)				(49)	262	229	198
Net loss	(3,833)	(2,278)	(627)
Pro forma net income (loss)				(81)	428	374	322
Basic and diluted net (loss) per common share	(1.11)	(0.74)	(.76)
Pro forma basic net income (loss) per common share				(0.10)	0.52	0.46	0.40
Pro forma diluted net income (loss) per common share				(0.10)	0.39	0.40	0.40

Balance Sheet Data (at Period End):
Cash	$66	$463	$313	$275	$846	$877	$647
Current assets	14,028	12,453	6,636	6,803	5,713	5,911	5,003
Total assets	37,101	47,345	24,618	7,230	6,883	6,114	5,147
Long term obligations	9,247	22,456	10,446	175	185	—	—
Total liabilities	30,245	36,911	24,886	3,720	3,243	3,124	2,760
Cash dividends	—	—	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results of operations set forth below for the years ended December 31, 2006, 2005 and 2004 are based on historical results for the Company. Historical amounts for the period ended January 1, 2004 to February 27, 2004 for Paragon Systems prior to the Paragon Acquisition are combined for presentation and discussion purposes. The results of Cornwall are included in our consolidated financial statements beginning on October 1, 2005.

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

During 2006, Paragon Systems formed SEP with Southeastern Protective Services, Inc. to provide security services pursuant to certain federal government contracts. The services provided by SEP are substantially the same as those provided by Paragon Systems. Paragon Systems owns 49% of SEP and manages the operations. Accordingly, the operations of SEP are included in the Tri-S Security’s consolidated financial statements.

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

In addition to our core business of providing equipment and security services, we owned a non-core business interest of providing logistics services. Through Paragon Systems, we owned a 10% equity interest in Army Fleet Support, which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama. We sold our 10% interest in Army Fleet Support for $10.8 million in May 2006.

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

Critical Accounting Policies and Estimates

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

Investment in Army Fleet Support. We accounted for our 10% equity in Army Fleet Support, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet Support is increased by our share of Army Fleet Support’s earnings and reduced by the amortization of our investment in Army Fleet Support and the cash we receive from Army Fleet Support with respect to our investment. During the second quarter of 2006, we sold our equity interest in Army Fleet Support.

SFAS No. 123(R). On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective-transition approach method. The adoption increased our net loss by $377,000 for the year ended December 31, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of SFAS No. 123(R) would have increased our net loss for year ended December 31, 2005 and 2004 by $87,000 and $171,000, respectively. We will incur approximately $542,000 of expense over a weighted average of 3 years for all unvested options.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

The following table sets forth absolute dollar and percentage changes in our selected financial data from period to period for the periods described below. The table below combines results of Paragon Systems with Tri-S Security for periods prior to the Paragon Acquisition (dollars in thousands):

	Change from Year Ended December 31, 2005 to Year Ended December 31, 2006		Change from Year Ended December 31, 2004 to Year Ended December 31, 2005		Change from Year Ended December 31, 2003 to Year Ended December 31, 2004
	$	%	$	%	$	%
					(restated)
Revenues	$33,740	80.4%	$11,855	39.3%	$735	2.5%
Operating expenses:
Direct labor	22,947	94.0	8,115	49.8	221	1.4
Indirect labor and other contract support costs	5,202	37.0	1,718	13.9	1,185	10.6
Selling, general and administrative	5,549	90.5	3,788	161.5	879	29.3
Amortization of customer contracts and intangible assets	1,610	168.4	658	220.8	298	—
Operating income (loss)	(1,568)	44.0	(2,424)	212.6	(1,848)	415.8
Income from investment in Army Fleet Support	(1,393)	78.4	140	8.6	1,637	N/A
Interest income	(32)	72.7	41	1,366.7	(9)	75.0
Interest expense	(1,763)	127.5	8	0.6	(1,361)	4,536.7
Interest on Series C Redeemable Preferred Stock	—	—	(50)	20.0	(250)	—
Other income(expense)	2,921	1,098.1	(266)	N/A	—	—
Loss before income taxes	(1,835)	49.7	(2,551)	223.6	(1,831)	266.0

Revenue

The increase in revenue from 2005 to 2006 is primarily the result of (1) the inclusion of Cornwall’s revenue for all of 2006 versus only the fourth quarter for 2005. Cornwall was acquired on October 18, 2005; (2) the increase in revenue at Paragon Systems and its consolidated subsidiary, SEP due to three new contracts for each of Paragon Systems and SEP, net of two contract expirations during 2006 for Paragon Systems.

The increase in revenue for the periods prior to 2005 is directly attributable to the number and value of our contacts during successive periods. Generally, the revenue generated by a contract is dependent upon the number of labor hours required to service such contract. During 2005, one of the contracts serviced by Paragon Systems expired, and Paragon Systems did not obtain any new contracts. Revenues generated by Paragon Systems increased from 2004 to 2005 as a result of additional services related to the Hurricane Katrina relief effort rendered by Paragon Systems under a contract with GSA. Subsequent to December 31, 2005, two of Paragon System’s contracts, which generated approximately $5.0 million in annual revenue, expired.

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

The following table sets forth the number of our Federal government contracts for Paragon during the periods and in the revenue ranges indicated in the table:

Annual Revenues	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Less Than $1.0 Million per Contract	8	4	5
$1.0 to $3.0 Million per Contract	4	3	8
Greater than $3.0 Million per Contract	4	5	5

During 2006, two contracts expired and three new contracts were commenced. On December 31, 2006, 11 contracts were active. In addition to the Paragon Systems contracts, at December 31, 2006, SEP was serving three Federal contracts with aggregate annual contract revenue of approximately $5.6 million.

The following table sets forth the years in which our contracts existing as of December 31, 2006 will expire:

Number of Contracts	Year Expiring
3	2007
5	2008
—	2009
—	2010
5	2011

The three contracts scheduled to expire in the fourth quarter of 2007. These contracts generated revenue of approximately $ 12.9 million during 2006.

Costs of Revenues

We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63% of revenue in 2006, 58% of revenue in 2005 and 54% of revenue in 2004. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs was approximately 25% of revenue in 2006, 33% of revenue in 2005 and 41% of revenue in 2004.

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

Our cost of revenue was 90.1% of revenue in 2006, 93.2% of revenue in 2005 and 96.0% of revenue in 2004. Our cost of revenue as a percent of our revenue is the result of our aggressive approach to pricing strategy on our contract bids. The reduced cost of revenue as a percent of revenue is primarily due to the acquisition of Cornwall in October 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenue was 15.4% in 2006, 14.6% in 2005 and 7.8% in 2004. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative personnel in our operations offices located in Chantilly, Virginia and Miami, Florida and in our corporate office located in Alpharetta, Georgia. It also includes occupancy costs at the office locations, consulting and professional fees, and certain miscellaneous office and corporation expenses. General and Administrative expenses increased by $5.5 million from 2005 to 2006. The increase is partially due to the $4 million increase of Cornwall costs because Cornwall expenses were included for the entire year in 2006 compared to only the fourth quarter in 2005. Cornwall was acquired on October 18, 2005. The remaining $1.5 million increase relates to higher General and Administrative costs at Paragon Systems and corporate costs to support the growth of the Company and the public company requirements. We expect our selling, general and administrative expenses to decline as a percentage of revenue as we increase our revenue while stabilizing or reducing our selling, general and administrative costs.

Joint Venture

Until May 2006, the Company owned a 10% equity interest in Army Fleet Support. We recognized as income 10% of the Army Fleet Support’s net earnings or net loss less the amortization of the difference between our cost and our share of the net equity of Army Fleet Support. In 2006 and 2005, we recognized income of $659,000 and $2,601,000 less amortization of $275,000 and $824,000 for income of $384,000 and $1,777,000 with respect to our interest in Army Fleet Support, respectively. In addition, we recognized a gain on the sale of the Army Fleet Support of $1,903,000.

Interest Income and Interest Expense

The interest expense for 2006 relates to the interest incurred on our Factoring Agreement and our outstanding Series C Redeemable Preferred Stock, and the interest expense incurred on our 10% convertible promissory notes. Interest expense was also incurred on our term loans until the loans were repaid in May 2006.

Income Tax Expense and Pro Forma Income Tax Expense

The income tax benefit for 2006 and 2005 was $1.7 and $1.4 million, respectively, which was 30.6% and 38.4% of the loss before income taxes generated during 2006 and 2005, respectively.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $66,000 of cash on hand. Cash used by operating activities was $7.5 million for the year ended December 31, 2006. The cash used by operations was primarily due to a net loss during 2006 of $3.8 million, an increase in our accounts receivable of $2.3 million and a reduction of accrued liabilities of $1.8 million. In addition, during 2006, cash generated from investing activities was $12.1 million due primarily to the $10.8 million proceeds from the sale of investment in Army Fleet Support, the $608,000 of proceeds from the sale of assets, including certain home monitoring customer contracts, of International Monitoring, Inc., and the $700,000 of proceeds from the sale of property and equipment. We used $4.9 million of cash for financing activities primarily due to the reduction of debt obligations by $5.0 million.

The Series C Redeemable Preferred Stock outstanding at December 31, 2006 was redeemable on February 27, 2007 for an aggregate value of $6.0 million. All of the outstanding Series C Redeemable Preferred Stock was issued in connection with the Paragon Acquisition and is held by the former shareholders of Paragon Systems. On February 26, 2006, we filed a complaint against the former shareholders of Paragon Systems alleging, among other things, that the former shareholders breached certain representations set forth in the Paragon Purchase Agreement, pursuant to which the Paragon Acquisition was consummated on February 27, 2004, and that certain former shareholders committed fraud in connection with the Paragon Acquisition. In the complaint we seek, among other things, an award of damages against the former shareholders and a decree invalidating all of the outstanding shares of the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and applicable common law and have not paid the dividend payments which were otherwise due in respect of the Series C Redeemable Preferred Stock on February 28, 2006 or on any date thereafter. In addition, we did not pay the $6,000,000 redemption payment payable on February 27, 2007. In the event that our complaint is unsuccessful and we are required to pay the dividend and redemption payments with respect to the Series C Redeemable Preferred Stock, we will need to raise additional debt and/or equity capital or sell assets to satisfy the obligation.

Subsequent to year-end, we entered into agreement with our lender, BRE, LLC for the 2007 Term Loan to borrow up to $2.5 million. The 2007 Term Loan will provide liquidity for the business for 2007. In addition to our need for cash to fund our operating needs, we have an income tax liability of approximately $1.2 million at December 31, 2006. Our liquidity position in the future will be determined by our ability to generate sufficient cash from operations and our borrowing availability under the Factoring Agreement and the 2007 Term Loan and future financings.

Subsequent to year-end, we were notified by Miami/Dade County, Florida that our security services contracts with the county were extended through September 30, 2007. The contracts were originally scheduled to expire on March 31, 2007.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not believe the impact of FIN 48 will have a material impact on the Company’s results of operations, financial position or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice be made in the first 120 days of that fiscal year and SFAS No. 157, “Fair Value Measurements” is also adopted. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

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

During the fourth quarter of 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 23, 2007, we entered into an Amendment and Forbearance Agreement with our lenders pursuant to which they have waived certain defaults under our Credit Agreement relating to our litigation with the former shareholders of Paragon Systems and the Series C Redeemable Preferred Stock and have agreed to forbear from exercising any of the remedies available to them under the Credit Agreement in connection with such defaults until February 28, 2008. The Amendment and Forbearance Agreement also provides for the 2007 Term Loan, which makes available to us a $2.5 million term loan to be used for general corporate purposes. The interest rate on the term loan is prime plus 5.5% with maturity on February 28, 2009. We will be required to pay a prepayment fee of $50,000 per month for every month the term loan is prepaid prior to maturity.

On February 2, 2007, the SEC notified us that (i) our Annual Reports on Form 10-K and Form 10-K/A for the years ended December 31, 2005 and 2004, respectively (the “Prior Annual Reports”), are not in compliance with the requirements of Form 10-K and Regulation S-X and are considered to be materially deficient because such reports do not include the separate financial statements of Army Fleet Support for the applicable years as required by Form 10-K and Regulation S-X; and (ii) this Annual Report will not be in compliance with the requirements of Form 10-K and Regulation S-X unless audited financial statements for Army Fleet Support are included herein for the three years ended December 31, 2006. (Such financial statements are not included in this Annual Report.)

The SEC’s notification was made in connection with it denying our request, made on January 29, 2007, that the SEC waive the disclosure requirements of Form 10-K and Regulation S-X with respect to us including the financial statements of Army Fleet Support in our periodic filings. We are unable to include such financial statements in our periodic filings because (i) the financial statements of Army Fleet Support which are required to be so included do not currently exist; (ii) we are unable to prepare them based upon the limited financial information with respect to Army Fleet Support which we received from Army Fleet Support; and (iii) L-3 Communications Corp., the majority owner of Army Fleet Support, has denied us access to the financial information with respect to Army Fleet Support that would be necessary for us to prepare the required financial statements for Army Fleet Support.

Consequently, the Prior Annual Reports and this Annual Report are not in compliance with the requirements of Form 10-K and Regulation S-X. As a result of the foregoing, the SEC will not declare effective any registration statements filed by us, and our securities may not be offered and sold under effective registration statements, subject to certain exceptions.

PART III.

ITEM 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of our proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) titled “Proposal I: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the section of our Proxy Statement titled “Compensation of Directors and Executive Officers.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement titled “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement titled “Certain Relationships and Related Transactions” and “Proposal I: Election of Directors.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our Proxy Statement titled “Proposal 2 – Ratification of Appointment of Independent Registered Public Accountants.”

ITEM 15.	Index to Financial Statements

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

(3) Exhibits. The exhibits required to be filed with this Annual Report are listed on the “Exhibit Index” filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tri-S Security Corporation

We have audited the accompanying consolidated balance sheets of Tri-S Security Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-S Security Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment, effective January 1, 2006.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia
March 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tri-S Security Corporation

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tri-S Security Corporation and subsidiary for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia
March 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tri-Security Corporation

We have audited the accompanying statements of operations, shareholders’ equity and cash flows of Paragon Systems, Inc. (predecessor company to Tri-S Security Corporation) for the period from January 1, 2004 to February 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Paragon Systems, Inc., for the period from January 1, 2004 to February 27, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia
March 15, 2005

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$66	$463
Unbilled revenues and trade accounts receivable, net of allowance for doubtful accounts of $797 and $1,181, respectively	13,313	10,988
Income taxes receivable	—	20
Prepaid expenses and other assets	649	982

Total current assets	14,028	12,453

Property and equipment, less accumulated depreciation	597	1,467
Note receivable—officer	—	102
Investment in joint venture	—	8,698
Goodwill	16,078	15,615
Intangibles, net
Customer contracts	4,264	5,990
Deferred loan cost	1,143	1,756
Other	991	1,264

Total assets	$37,101	$47,345

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,104	$1,199
Accrued interest expense	400	100
Accrued expenses	4,467	5,690
Income taxes payable	1,237	—
Factoring facility	7,506	7,191
Term loans	—	275
Long term debt – current portion	284	—
Series C preferred stock subject to mandatory redemption	6,000	—

Total current liabilities	20,998	14,455

Other liabilities:
10% convertible notes	7,273	6,300
Deferred income taxes	1,974	5,069
Term loans	—	4,817
Long term debt	—	270
Series C preferred stock subject to mandatory redemption	—	6,000

Total liabilities	30,245	36,911

Stockholders’ equity :
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,503,280 and 3,338,700 shares issued	3	3
Treasury stock – 45,424 shares at cost	(105)	—
Additional paid-in capital	14,109	13,749
Deficit	(7,151)	(3,318)

Total stockholders’ equity	6,856	10,434

Total liabilities and stockholders’ equity	$37,101	$47,345

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,			Predecessor Basis- Paragon Systems, Inc.
	2006	2005	2004	January 1, 2004 to February 27, 2004
Revenues	$75,725	$41,985	$25,425	$4,705

Cost of revenues:
Direct labor	47,353	24,406	13,810	2,481
Indirect labor and other contract support costs	19,256	14,054	10,223	2,113
Amortization of customer contracts	1,638	677	298	—

	68,247	39,137	24,331	4,594

Gross profit	7,478	2,848	1,094	111
Selling, general and administrative	11,682	6,133	2,115	230
Amortization of intangible assets	928	279

Operating loss	(5,132)	(3,564)	(1,021)	(119)

Income from joint venture, net	384	1,777	1,637	—

Interest and other income (expense):
Interest income	12	44	3	—
Interest expense	(3,146)	(1,383)	(1,380)	(11)
Interest on preferred stock subject to mandatory redemption	(300)	(300)	(250)	—
Gain on sale of non-core assets	2,381	—	—	—
Other income (expense)	274	(266)	—	—

	(779)	(1,905)	(1,627)	(11)

Loss before income taxes	(5,527)	(3,692)	(1,011)	(130)
Income tax benefit	(1,694)	(1,414)	(384)	—

Net loss	$(3,833)	$(2,278)	$(627)	(130)

Pro forma income tax benefit				(49)

Proforma net loss				$(81)
Basic and diluted net (loss) per common share	$(1.11)	$(0.74)	$(0.76)	$2,481

Basic and diluted weighted average number of common shares	3,448	3,097	828	2,113

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Paragon Systems, Inc.		Common Stock			Treasury Stock			Series A Convertible Preferred Stock			Series B Convertible Preferred Stock			Additional Paid-in Capital		Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Cost	Shares	Cost		Shares	Cost		Shares	Cost		Shares	Cost
Predecessor Basis
Balance at December 31, 2003	940	$1		$			$			$			$		$		$3,639	$3,640
Net loss																	(130)	(130)
Balance at February 27, 2004	940	1															3,509	3,510

Successor Basis
Balance at February 27, 2004	940	1															3,509	3,510
Reverse capital structure of predecessor	(940)	(1)															(3,509)	(3,510)
Capital structure of successor at December 31, 2004			828		1				100		460	40		196		115	(413)	359
Net loss																	(627)	(627)

Balance at December 31, 2004			828		1				100		460	40		196		115	(1,040)	(268)
Recapitalization			372						(100)		(460)	(40)		(196)				(656)
IPO including warrants related to IPO, net of issue costs of $633			2,070		2											10,885		10,887
Shares issued for services and interest			69													334		334
Options issued for services																59		59
Beneficial conversion of convertible notes																1,093		1,093
Warrants issued																1,263		1,263
Net loss																	(2,278)	(2,278)

Balance at December 31, 2005			3,339		3											13,749	(3,318)	10,434
Shares issued for services			40													180		180
Shares issued for conversion of notes payable			73													326		326
Note receivable repaid through issuance of treasury stock						45		(105)										(105)
Options exercised			97													12		12
IPO expenses																(108)		(108)
Beneficial conversion of convertible notes																(425)		(425)
Stock compensation																375		375
Net loss																	(3,833)	(3,833)

Balance at December 31, 2006	—	$—	3,549		$3	45		$(105)	—		$—	—		$—		$14,109	$(7,151)	$6,856

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,			Predecessor Basis Paragon Systems, Inc For the period January 1, 2004 to February 27, 2004
	2006	2005	2004
Cash flow from operating activities:
Net loss	$(3,833)	$(2,278)	$(627)	$(130)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of non-core assets	(2,381)	—	—	—
Income from joint venture, net	(384)	(1,777)	(1,637)	—
Depreciation and amortization	2,909	1,065	617	28
Deferred income tax benefits	(3,095)	(1,193)	(414)	—
Common shares, options and warrants in exchange for services and interest	377	334	—	—
Non-cash interest expense	875	369	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Unbilled revenues and trade accounts receivable, net	(2,286)	(1,883)	544	(1,161)
Prepaid expenses and other assets	418	21	393	(499)
Trade accounts payable	(95)	601	(262)	62
Accrued liabilities	(1,478)	(697)	437	944
Income taxes payable	1,426	(242)	(207)	(111)

Net cash used by operating activities	(7,547)	(5,680)	(1,156)	(867)

Cash flow from investing activities:
Acquisition of subsidiary, net of cash acquired	(3)	(12,286)	(2,300)	—
Proceeds from sale of investment in joint venture	10,810	—	—	—
Distributions from investment in joint venture	175	1,381	1,437	715
Proceeds from sale of assets	1,301	—	14	—
Purchase of property and equipment	(203)	(100)	(67)	—

Net cash provided (used) by investing activities	12,080	(11,005)	(916)	715

Cash flow from financing activities:
Proceeds from initial public offering	—	10,887	—	—
Repayment of notes issued for purchase of Paragon	—	(7,764)	—	—
Proceeds from issuance of notes and warrants	—	8,015	—	—
Proceeds from exercise of stock options	9	—	—	—
Proceeds of (repayments on) factoring facility	315	2,107	3,067	(405)
Proceeds of (repayments on) term loans	(5,092)	5,150	—	—
Deferred financing costs	(43)	(1,560)	—	—
Repayments of capital lease obligations	(8)	—	(65)	(13)
Deferred initial public offering costs	(111)	—	(599)	—
Payments for intangible assets	—	—	(120)	—

Net cash provided (used) by financing activities	(4,930)	16,835	2,283	(418)

Net increase (decrease) in cash and cash equivalents	(397)	150	211	(570)
Cash and cash equivalents at beginning of period	463	313	102	846

Cash and cash equivalents at end of period	$66	$463	$313	$276

Supplemental disclosures of cash flow information:
Interest paid	$1,873	$1,491	$931	$6
Income taxes paid	149	423	224	—
Satisfaction of officer note receivable through issuance of treasury stock	105	—	—	—
Issuance of notes and preferred stock in business acquisition	—	—	13,706	—

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Organization and Nature of Business

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “We”) was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to (i) various Federal government agencies through our subsidiaries, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”) and Southeastern Paragon (“SEP”) (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group (“Cornwall”), a Florida Corporation with its principal offices located in Miami, Florida.

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness. The Company has two reportable segments: Cornwall and Paragon/SE Paragon.

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

Tri-S did not have any operating businesses prior to the acquisition of Paragon Systems. Expenses consisted primarily of services performed and fees incurred associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The financial statements of Paragon Systems, as an operating entity, are the more relevant information available prior to the acquisition of Paragon by Tri-S. Consequently, the accompanying financial statements present the financial statements of Paragon as the “Predecessor” prior to the acquisition and the consolidated financial statements of Tri-S as the “Successor” subsequent to the Paragon Systems acquisition.

On February 27, 2004, the Company acquired all of the outstanding capital stock of Paragon Systems for a total purchase price of $16 million payable in cash, redeemable preferred stock, and notes payable.

On October 18, 2005, the Company acquired all of the outstanding capital stock of The Cornwall Group, Inc. (“Cornwall”) for a total purchase price of $13.5 million, payable in cash and a note. Both acquisitions were accounted for as a purchase and the results of their operations are included in the Tri-S consolidated financial statements from the date of acquisition.

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of SEP. SEP was formed to bid on certain contracts, and Paragon Systems will manage the contracts awarded to SEP. We are accounting for the joint venture in accordance with FIN 46 (R) “Variable Interest Entities” because we believe that SE Paragon is a VIE in which we are the primary beneficiary.

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

Revenue Recognition

Revenue is recorded monthly as guard services are provided to our customers under contracts. We bill guard services in arrears at hourly or monthly rates based on the number of hours worked under some contracts and at fixed monthly amounts under other contracts. Hourly and monthly rates are based on contractual terms.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2006, 2005 and 2004, none of our contracts have been subject to cessation of funding.

Contract losses, if any, are recorded as they become known.

Cost of Revenues

Cost of revenues is primarily comprised of labor, related payroll taxes, employee benefits, workers compensation, liability insurance, and the pro rata portion of the costs of customer contracts acquired.

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

Investment in Joint Venture

We account for our 10% equity in Army Fleet Support, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet Support’s earnings and reduced by the amortization of our investment in Army Fleet Support and the cash we receive from Army Fleet Support with respect to our investment. During May 2006, we sold our equity interest in Army Fleet Support.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. Management does not believe it is practicable to determine the fair value of its series C Preferred Stock because of the uncertainties in related party aspects of this liability. The carrying amounts of the Company’s debt, including the factoring facility and capital lease obligations approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2006 and 2005.

Retirement Plan

Substantially all of Paragon’s employees are eligible to participate in a 401(k) profit sharing plan. Under the terms of the plan, employees may elect to defer up to ten percent of their compensation subject to Internal Revenue Service limitations. Paragon provides discretionary matching contributions on these deferrals each year based upon determinations by the board of directors. Paragon did not make any matching contributions for 2006, 2005 and 2004.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse and for net operating loss carryforwards. Deferred tax expense or benefit represents the change in the deferred tax asset and liability balances.

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

These are termed built-in gain taxes by the Internal Revenue Service as they relate to differences between the fair market value and the tax basis of assets as of the date a C corporation elects S status. These taxes paid by the S corporation are deductible by shareholders. The provision for income taxes of Paragon Systems as the Predecessor consists of built-in gains taxes. Paragon System’s election was automatically terminated upon its acquisition by Tri-S.

Paragon Systems used the cash basis of accounting for income taxes prior to its acquisition, at which time it was required to change its tax method to the accrual basis. Effective February 28, 2004, the Company filed a consolidated income tax return that includes the accounts of Tri-S and Paragon.

The accompanying financial statements present the financial statements of Paragon Systems as the Predecessor prior to the Acquisition and the consolidated financial statements of Tri-S as the Successor subsequent to the Acquisition. The Predecessor company was a S corporation; consequently, pro forma tax expense and pro forma net loss per share are presented on the face of the historical statements of operations for the periods presented as the Predecessor.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are presently evaluating whether the adoption of this interpretation will have a material impact on our financial statements.

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition approach method. Under this transition method, compensation costs for 2006 include costs for options granted prior to, but not vested at, December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

Net loss per share

The Company follows SFAS No. 128, Earnings Per Share. That statement requires the disclosure of basic net loss per share and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. The effect of the Company’s warrants and stock options were not included in the computation of diluted EPS as their effect was antidilutive.

3. Stock-based Compensation

The adoption of SFAS No. 123R increased net loss by approximately $377,000 for the year ended December 31, 2006, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. As of December 31, 2006, there was approximately $542,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 3 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate – reflects the average rate on a United States treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Awards – reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants and the resulting fair value were as follows:

Year Ended December 31,	2006	2005
Expected Dividend Yield	—	—
Expected Volatility in Stock Price	48.91 – 51.86%	67.94%
Weighted Average Volatility	51.79%	67.94%
Risk-Free Interest Rate	4.67 – 5.03%	4.13 – 4.43%
Expected Life of Stock Awards	5 years	5 years
Weighted Average Fair Value at Grant Date	$1.51	$2.73

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(2,278)	$(627)
Add: Total stock-based employee compensation, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(87)	(171)

Pro forma net loss	$(2,365)	$(798)

Earnings per share:
Basic and diluted—as reported	$(0.74)	$(0.76)
Basic and diluted—pro forma	$(0.76)	$(0.96)

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

Current assets	$4,950
Property, plant and equipment	1,347
Other assets	313
Customer contracts	5,495
Other Intangibles	1,070
Goodwill	8,335

Total assets acquired	21,510

Total liabilities assumed	8,757

Net assets acquired	$12,753

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

As a result of the acquisition of Cornwall, the Company recorded a net deferred tax liability of $2,235,000. This deferred tax liability results from the difference between financial reporting and income tax bases of assets and liabilities purchased.

The following unaudited combined pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of each of the periods presented. Adjustments to the combined financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition and amortization of the fair value of intangible assets. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1 or of results of operations that may occur in the future.

	Combined Pro Forma Statements of Operations (in thousands)
	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues	$70,870	$64,610
Operating loss	$(4,471)	$(1,377)
Net (loss)	$(4,635)	$(3,058)
Basic and diluted net (loss) per common share	$(1.50)	$(3.69)

5. Acquisition of Paragon Systems, Inc.

On February 27, 2004, Tri-S completed the Acquisition of Paragon Systems, an Alabama corporation with offices located in Huntsville, Alabama. Tri-S acquired all the outstanding capital stock of Paragon Systems for a total of $16,006,000 payable in cash, preferred shares subject to mandatory redemption and notes as set forth below. The Acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. At the closing of the Acquisition, Tri-S:

•	paid $2,300,000 in cash to the former shareholders of Paragon Systems;

•	issued promissory notes to the former shareholders of Paragon Systems in an aggregate principal amount of $7,706,000 with an annual interest rate of 7.0%; and

•	agreed to issue to the former shareholders of Paragon Systems preferred stock subject to mandatory redemptions, with an aggregate redemption value of $6,000,000 with an annual dividend rate of 5.0%.

Simultaneous with the closing of the Acquisition, Paragon sold $4,295,000 in receivables to LSQ Funding, L.L.C. (“LSQ”), an unaffiliated company which factors receivables. The proceeds of the transaction were utilized as follows:

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

The investment in the joint venture was valued based on the expected future distributions from the investment. The joint venture is accounted for using the equity method of accounting. Federal contracts will be amortized over a period of nine years and non-compete agreements will be amortized over five years. The $7,717,000 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets was recorded as goodwill.

Paragon Systems used the cash basis of accounting for income taxes prior to its acquisition, at which time Paragon Systems was required to change its method to the accrual basis. Income taxes as a result of the change in method become due in four annual installments and were recorded as an adjustment of $1,423,000 to the purchase price of Paragon in accordance with business combination purchase accounting.

As a result of the acquisition of Paragon Systems, the Company recorded a net deferred tax liability of $3,751,000. This deferred tax liability results from the difference between financial reporting and income tax bases of assets and liabilities purchased.

The following unaudited combined pro forma financial information presents the results of operations of the Company as if the Acquisition had occurred at the beginning of each of the periods presented. Adjustments to the combined financial information related to the Acquisition that affect the results of operations include the interest expense associated with the debt and redeemable preferred shares issued in conjunction with the Acquisition and amortization of the fair value of intangible assets. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1 or of results of operations that may occur in the future. The combined pro forma statement of operations for the year ended December 31, 2004 is as follows (in thousands):

Revenues	$30,130
Operating loss	$(1,209)
Net loss	$(1,850)
Basic loss per common share	$(2.23)
Diluted loss per common share	$(2.23)

Tri-S did not have an operating business prior to the Acquisition. Expenses consisted primarily of services performed and fees incurred associated with the creation and capitalization of the Company and the pursuit of acquisition opportunities. The financial statements of Paragon Systems, as an operating entity, are the more relevant information available prior to the acquisition of Paragon Systems by Tri-S. Consequently, the combined pro forma financial information represents the financial statement of Paragon Systems as the Predecessor Company prior to the acquisition date of February 27, 2004 combined with the expenses of Tri-S prior to the acquisition date of February 27, 2004.

6. Sales to Major Customers

During 2006, 2005 and 2004, 46%, 76% and 100% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. At December 31, 2006 and 2005, approximately 57% and 53% of accounts receivable were due from various Federal government agencies, respectively.

7. Related Party Transactions

Note Receivable from CEO

Pursuant to Mr. Farrell’s employment agreement with the Company, Mr. Farrell, Chief Executive Officer and President of the Company, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company, he agreed to forfeit $290,000 thereof and accept a cash bonus of $145,000 and a loan for $100,000. In connection with the loan, Mr. Farrell issued a promissory note to the Company dated December 31, 2004 in the principal amount of $100,000, which bears interest at a rate of 2.48% per year and is payable on December 31, 2006. The note may be prepaid at any time without penalty and may be paid, at the election of Mr. Farrell, in cash or shares of the Company’s common stock or any combination thereof. During December 2006, Mr. Farrell repaid the loan balance and accrued interest in 45,424 shares of the Company’s common stock. These shares are reflected as treasury stock on the accompanying balance sheet at a cost of $105,021.

Employment Agreements

Pursuant to the employment agreement, as amended, between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our EBITDA, as defined, for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of

Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

8. Property and Equipment

Property and equipment are comprised of the following:

	Estimated Useful Life	December 31,
		2006	2005
		(in thousands)
Building	31 years	$—	$566
Vehicles	3 - 5 years	44	44
Computer equipment and software	3 - 5 years	393	376
Field equipment	3 - 5 years	355	247
Furniture and fixtures	5 years	147	129
Leasehold Improvements	5 years	32	32
Land		—	153

		971	1,547
Less accumulated depreciation and amortization		(374)	(80)

Property and equipment, net		$597	$1,467

Depreciation expense for Tri-S was $341,000, $76,000, and $14,000 for the years ended December 31, 2006, 2005 and 2004. Depreciation expense was $28,000 for the two months ended February 27, 2004.

9. Investment in Army Fleet Support, LLC

In conjunction with the Acquisition of Paragon Systems on February 27, 2004, the Company acquired a 10% interest in the Joint Venture. The value of the investment in the Joint Venture at the acquisition date was $8,102,000 as established by an independent appraisal. The Company amortized the cost of the investment in excess of the net book value using a 10-year life, which approximated the anticipated length of the contract.

The Company accounted for its investment in the Joint Venture using the equity method. Accordingly, the investment in the Joint Venture was increased by the Company’s share of the Joint Venture’s earnings and reduced by the amortization of the investment in the Joint Venture and the cash received from the Joint Venture.

During May 2006, we sold our 10% equity interest in Army Fleet Support. The details of the transaction are as follows (in thousands):

Cash received	$10,810
Book value of investment	8,907

Gain on sale	$1,903

The investment in the Joint Venture was effected by the following transactions for the years ended 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Investment in Army Fleet Support – beginning	$8,698	$8,302	$8,102
Company’s share of earnings in Army Fleet Support	659	2,601	2,324
Amortization of the investment in Army Fleet Support	(275)	(824)	(687)
Cash received from Army Fleet Support	(175)	(1,381)	(1,437)
Sale of investment in Army Fleet Support	(8,907)	—	—

Investment in Joint Venture – ending	$—	$8,698	$8,302

Summarized unaudited balance sheet information for the Joint Venture as of December 31, 2005 is as follows (in thousands):

Dec 31, 2005
Total assets	$60,735

Total liabilities	$42,761
Equity	17,974

Total liabilities and equity	$60,735

Summarized unaudited statement of operations information for the unconsolidated Joint Venture for the years ended 2005 and 2004 is as follows (in thousands):

	Year Ended Dec 31, 2005	Year Ended Dec 31, 2004
Contract revenues	$298,746	$221,132
Operating income	25,958	24,805
Net earnings	26,005	23,237

10. Goodwill and Intangible Assets

Intangible assets are summarized as follows (in thousands):

	2006	2005	Amortization Period
Intangible assets:
Customer Contracts	$6,875	$6,965	1 -9 years
Non-compete agreements	696	696	1 -5 years
Loan Costs	1,953	1,909	1 -3 years
Other	95	95	—

Gross carrying value of intangible assets subject to amortization	9,619	9,665

Less accumulated amortization:
Customer Contracts	(2,614)	(975)
Non-compete agreements	(415)	(179)
Loan Costs	(656)	(154)
Other	(195)	(6)

Accumulated amortization	(3,880)	(1,314)

Net carrying value of amortizable intangibles	5,739	8,351

Nonamortizable intangibles:
Trademarks	659	659
Goodwill	16,078	15,615

Total intangibles, net	$22,476	$24,625

The changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance, December 31, 2004	$7,747
Acquisition—Cornwall	7,868

Balance, December 31, 2005	15,615
Net adjustments related to the Cornwall acquisition	463

Balance, December 31, 2006	$16,078

Amortization of intangible assets for the year ended December 31, 2006, 2005 and 2004 was $2,566, $1,004 and $462, respectively. The company does not have tax deductable goodwill.

Estimated future amortization expense for intangible assets on the Company’s December 31, 2006 consolidated balance sheet for the fiscal years ending December 31, is as follows (in thousands):

2007	$2,480
2008	2,106
2009	1,129
2010	16
2011	8

11. Debt and Other Obligations

The debt of the Company as of December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Short term borrowings under the Factoring Facility	$7,506	$7,191
Term Loan A, bearing interest at Prime + 4%, payable monthly with the final principal payment due October 1, 2007	—	1,621
Term Loan B, bearing interest at Prime + 4%, payable monthly with the final principal payment due October 1, 2009	—	3,471
Convertible Notes, face value of $8,015 bearing interest at 26.1%, cash interest payable monthly at 10% annual rate, due on various dates in September and October 2008	7,273	6,300
Note payable, bearing interest at 5%, due April 2007	250	250
Other long-term debt	34	20
Series C Preferred Stock	6,000	6,000

Total debt	21,063	24,853
Less: current debt	13,790	7,466

Long term debt	$7,273	$17,387

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

On June 27, 2006, Paragon Systems executed a Guaranty of Joint Venture (the “JV Guaranty”) pursuant to which Paragon Systems unconditionally guarantees to LSQ the prompt payment and performance of all obligations, indebtedness and liabilities, whether currently existing or subsequently arising, of SEP (the “JV Obligations”). The JV Obligations include the obligations, indebtedness and liabilities of SEP to LSQ under that certain Factoring and Security Agreement between SEP and LSQ dated as of June 27, 2006 (the “JV Factoring Agreement”), pursuant to which LSQ will purchase from SEP from time to time certain accounts receivable at a discount of 0.7% and provide SEP a professional accounts receivable management service for a funds usage fee equal to the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The JV Factoring Agreement has a $1,000,000 initial purchase limit and a one-year term which will automatically renew unless SEP provides notice of its intent to terminate.

The outstanding balance under the Credit Agreement as of December 31, 2006 is approximately $7.8 million. At December 31, 2006, we had less than $500,000 of availability under our Credit Agreement. Additionally, from time to time during 2006, we had borrowed more than the maximum amount allowable under the availability formula in the Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our lenders.

During March 2007, we secured an additional $2.5 million term loan (the “2007 Term Loan”) with our lenders to provide additional financing as needed to provide the capital we estimate is necessary to continue to operate the business during 2007 under an Amendment and Forbearance agreement. Interest under the 2007 Term Loan is payable beginning April 1, 2007 and monthly thereafter at an annual interest rate of Prime plus 5.5%. The 2007 Term Loan matures on March 28, 2009. The 2007 Term Loan bears a 0.25% per month fee on the unused portion of the loan. The Lenders were paid an origination fee of $40.000. The 2007 Term Loan requires the company to pay a “Minimum Balance Fee”, as described in the agreement, if the loan is repaid prior to maturity.

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

Redeemable Preferred Stock

The Series C redeemable preferred stock is classified as preferred shares subject to mandatory redemption in the financial statements. The shares were to be redeemed by the Company at any time were required to must be redeemed no later than February 27, 2007. As of December 31, 2006 and 2005, the Company had accrued interest expense of $400,000 and $100,000 on these shares, respectively. The payment of interest is required semi-annually. However, on February 23, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations in the Stock Purchase Agreement between us and the former shareholders dated as of February 23, 2004 (the “Paragon Purchase Agreement’), pursuant to which we acquired Paragon Systems. In the complaint, we seek, among other things, an award of damages and a decree invalidating the Series C Redeemable Preferred Stock which was issued to the former shareholders as part of the purchase price for the Paragon Acquisition and the security agreements pursuant to which we pledged 40% of the outstanding capital stock of Paragon Systems to secure our obligations under the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon agreement and have not paid the accrued interest or principal due of $6,450,000 as of the February 27, 2007 redemption date, which was otherwise due under the Series C Redeemable Preferred Stock Agreement. If we do not prevail in the lawsuit, then we may be required to redeem the Series C Redeemable Preferred Stock (which was redeemable according to the agreement on February 27, 2007) and pay all accrued and unpaid interest thereon. If we do not do so, then the former shareholders may be able to foreclose on the stock of Paragon Systems pledged to them.

If we are unable to satisfy or otherwise settle the claim of the Series C Redeemable Preferred Stock by February 28, 2008, we will be in default of our Amended Credit Agreement, which calls for the Series C Redeemable Preferred Stock claim to be settled and for the lien on the 40% of the Paragon stock to be eliminated by February 28, 2008. If the Series C Redeemable Preferred Stock remains outstanding or the lien on the Paragon stock remains outstanding on February 28, 2008, we will be in violation of our Amended Credit Agreement and the loans outstanding under the Amended Credit Agreement will be payable on demand.

Future Minimum Debt Payments

The future minimum debt payments are as follows (in thousands):

2007	$13,790
2008	7,273

$21,063

12. Income Taxes

The benefit for income taxes from continuing operations consisted of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Current	$(1,406)	$106	$(213)
Deferred	3,100	1,308	597

Income tax benefit	$1,694	$1,414	$384

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carryforwards. The significant components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$198	$61
Allowance for doubtful accounts	27	173
Investment in Southeastern Paragon	77	—
Accrued expenses & other	2	185

Total deferred tax assets	$304	$419

Deferred tax liabilities:
Depreciation & amortization	$(1,902)	$(2,701)
Investment in joint venture	—	(2,090)
IRC cash to accrual adjustment	(376)	(697)

Total deferred tax liabilities	(2,278)	$(5,488)

Net deferred income tax liabilities	$(1,974)	$(5,069)

At December 31, 2006, the Company had a cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $274,000 thousand available to reduce future amounts of taxable income, all of which was acquired through the Cornwall acquisition. Under Internal Revenue Code section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $2.1 million of tax effected state NOLs most of which were acquired from Cornwall. If not utilized to offset future state taxable income, the state NOLs will expire between 2020 and 2026.

A reconciliation of the income tax provision computed at statutory tax rates of the income tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.6	4.3	4.0
Preferred stock dividends	(1.9)	—	—
Stock option compensation	(2.3)	—	—
Resolution of income tax uncertainties from prior year	(2.3)	—	—
Non-deductible expenses and other	(0.4)	—	—

Income tax benefit	30.7	38.3	38.0

13. Lease Obligations

Operating Leases

The Company leases real property and equipment under operating leases. Lease expense was $1,033, $445 and $108 for 2006, 2005 and 2004, respectively. Lease expense for Paragon Systems was $21 for the two months ended February 27, 2004. Included in lease expense is $1,000 per month paid to two officers for rental of a building during 2004 through February 28, 2005.

Future Minimum Operating Lease Payments

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows (in thousands):

2007	$877
2008	549
2009	275
2010	203
2011	139

Total	$2,043

14. Preferred and Common Stock

Immediately prior to the initial public offering of its common stock on February 9, 2005, we entered into an exchange and recapitalization agreement with all of the holders of common stock, convertible preferred stock and holders of rights to acquire common stock. Pursuant to the agreement, we implemented a reverse stock split of all the outstanding shares of its common stock and stock options and exchanged common stock for all Series A and B convertible preferred stock. The recapitalization was given retroactive treatment in the financial statements and related disclosures.

As of December 31, 2006 and 2005, we had 100 shares outstanding of Series C Redeemable Preferred Stock.

Holders of Series C Mandatory Redeemable Preferred Stock have no voting rights, except as otherwise required by applicable law and have no preemptive, conversion or sinking fund rights. In the event of a liquidation, dissolution or winding up of the Company, holders of the Series C Preferred Shares are entitled to a liquidation preference relative to the common shares.

The Series C Redeemable Preferred Stock has a redemption value of $60,000 per share. The Series C Redeemable Preferred Stock was redeemable by the Company by February 27, 2007. The holders of the Series C Redeemable Preferred Stock were entitled to receive cash dividends at a rate of 5% of the redemption value per annum (or $3,000 per share per annum) which were accrued as interest expense for the year ended December 31, 2006. However, on February 23, 2006, we filed a complaint against the former shareholders of Paragon Systems, alleging, among other things, that the former shareholders breached certain representations set forth in the Stock Purchase Agreement between us and the former shareholders of Paragon Systems dated as of February 23, 2004 (the “Paragon Purchase Agreement”). In the complaint, we seek, among other things, a decree invalidating (i) all the outstanding shares of the Series C Redeemable Preferred Stock, which are held by the former shareholders; and (ii) the Security Agreements entered into between us and the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and have not paid the $150,000 interest payments which were otherwise due in respect to the Series C Preferred Stock on February 28, 2006, or any dividend payment date thereafter. In addition, we did not pay the $6,000,000 due on February 27, 2007, which was the redemption date of the Series C Redeemable Preferred Stock.

We are authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. The common stock does not have cumulative voting rights and no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by the Board of Directors. We have never paid any cash dividends on common stock.

During 2005, we issued 68,700 shares of our common stock for services and interest at an average price of $4.87 per share. The Company recorded expense of $334 related to the shares issued for services and interest.

During the first quarter of 2006, we issued 20,000 shares of our common stock for services at a price of $4.45 per share. We recorded expense of approximately $89,000 related to the shares issued for services.

During the second quarter of 2006, we issued 20,000 shares of our common stock at a price of $4.55 per share to one of the former shareholders of Cornwall pursuant to an employment agreement entered into with such shareholder in connection with the Cornwall Acquisition. Also, during the second quarter of 2006, we issued 62,500 shares of our common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $300,000 and a book value of $240,000. During the first quarter of 2006, we issued 10,417 shares of our common stock upon conversion of a 10% convertible promissory note with an outstanding principal amount of $50,000 and a book value of $39,300.

15. Common Stock Options and Warrants

On February 8, 2005, we completed a public offering of 2,070,000 units (including the exercise of the over-allotment option) consisting of one share of common stock and one warrant to purchase common stock at $6.00. The net proceeds of the offering totaled $10,887.

In conjunction with the initial public offering, we sold an option to purchase 180,000 shares (“Share Option”) of our common stock and an option to purchase 180,000 warrants (“Warrant Option”) for $180. The Share Option became exercisable 180 days after the IPO at an exercise price of $5.00 per share. The Warrant Option became exercisable 180 days after the IPO at an exercise price of $0.15 per share. The warrants underlying the Warrant Option became exercisable 180 days after the IPO at an exercise price of $6.00 per share.

In conjunction with the financing for the Cornwall acquisition, we issued 1,260,365 warrants to purchase common stock exercisable at $4.80. 834,896 warrants were issued to the purchasers of the 10% Convertible Notes, 250,469 warrants were issued to the underwriters of the 10% Convertible Notes Offering and 175,000 were issued to the lender under the Credit Agreement.

Non-qualified stock options for 97,087 shares of the common stock of Tri-S were granted on January 1, 2002 with an exercise price of $0.12 per share. These options vest 32,362 shares each on December 31, 2004, 2003 and 2002 and expire in October 2011. As of December 31, 2006, there have been no other options granted and there have been no options forfeited. During 2006, the options for 97,087 shares were exercised.

Warrants for 16,181 shares of common stock were issued on July 27, 2004 with an exercise price of $3.09 per share. These warrants expired on February 9, 2006.

The 2004 Stock Incentive Plan (“Stock Incentive Plan”) was approved and adopted by the board of directors and shareholders on October 13, 2004. The Stock Incentive Plan is administered by the compensation committee of the board of directors in accordance with and subject to the provisions of the Stock Incentive Plan. The committee has the authority to determine all provisions of incentive awards as the committee may deem necessary or desirable and as consistent with the terms of the Stock Incentive Plan. During 2006, the Stock Incentive Plan was amended to revise the maximum number of shares of common stock that are available for issuance under the Stock Incentive Plan from 500,000 to 1,500,000, less the aggregate number of shares already issued pursuant to Stock Incentive Plan, all of which are available for future grant. The Stock Incentive Plan will terminate at midnight no later than October 13, 2014, unless terminated earlier by action of the board of directors.

The Stock Incentive Plan provides for the grants of incentive awards to eligible participants, including employees, officers, directors, consultants and independent contractors. These awards may include options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code, non-qualified options, restricted stock awards, and stock bonuses.

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

The following table summarizes employee stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2003	97,087	$0.12	—
Granted	—	—	—
Exercised	—	—	—
Canceled or Expired	—	—	—

Outstanding at December 31, 2004	97,087	0.12	—
Granted	243,500	4.55	2.72
Exercised	—	—	—
Canceled or Expired	—	—	—

Outstanding at December 31, 2005	340,587	3.29	—
Granted	216,500	2.99	1.50
Exercised	(97,087)	0.12	—
Canceled or Expired	(8,300)	3.00	—

Outstanding at December 31, 2006	451,700	3.83	—

A summary of the status of our nonvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	243,500	$2.72
Granted	216,500	$1.50
Vested	(148,667)	$2.17
Forfeited	(5,000)	$1.51

Nonvested at December 31, 2006	306,333	$2.15

The total intrinsic value of options exercised during the year ended December 31, 2006 was $212,815.

As at December 31, 2006, there was approximately $542,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next three years.

Options exercisable at December 31, 2006 and 2005 were 148,667 and 97,087, respectively.

The following table summarizes additional information about employee stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$2.46-4.75	451,700	9.0	$3.83	148,667	$3.85

The following table summarizes the warrants outstanding for the years ended December 31, 2006 and 2005.

	2006	2005	Weighted Average Exercise Price
Warrants issued and outstanding related to purchase of Paragon Systems, Inc	—	16,181	$3.09
Warrants issued and outstanding related to IPO	2,430,000	2,430,000	$6.18
Warrants issued and outstanding related to issuance of 10% Notes Payable	1,085,365	1,085,365	$4.80
Warrants issued and outstanding related to Credit Agreement	175,000	175,000	$4.80

Total warrants outstanding	3,690,365	3,706,546

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

The details of the transaction are as follows:

Cash received (adjusted for customer attrition)	$607,823
Book value of assets sold	130,285

Gain on sale	$477,538

17. Contingencies

We are involved in various legal proceedings, including employee discrimination suits, from time to time in the normal course of business. In management’s opinion, we are not currently involved in any legal proceedings, individually or in the aggregate, which could have a material effect on the financial condition, results of operations or cash flows of the Company.

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

Litigation with the Former Shareholders of Paragon Systems

The Georgia Action

On February 27, 2006, we filed a complaint in the United States District Court, Northern District of Georgia, Atlanta Division (“Georgia Action”), against Charles Keathley, Robert Luther, Harold Bright and John Wilson, the former shareholders of Paragon Systems, alleging, among other things, that: (i) the former shareholders breached certain representations set forth in the Paragon Purchase Agreement; (ii) Messrs. Keathley and Luther violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with the Paragon Acquisition; and (iii) Messrs. Keathley and Luther committed fraud in connection with the Paragon Acquisition. In the complaint, we seek, among other things, (a) an award of damages against the former shareholders; (b) a decree invalidating all the outstanding shares of the Series C Redeemable Preferred Stock, all of which shares are held by the former shareholders and were issued as part of the consideration for the Paragon Acquisition; (c) a decree invalidating the Security Agreements we entered into with the former shareholders in connection with the Paragon Acquisition, pursuant to which we have pledged an aggregate of 40% of the outstanding shares of capital stock of Paragon Systems to secure our payment obligations under the Series C Redeemable Preferred Stock; (d) an award of punitive damages against Messrs. Keathley and Luther; and (e) an award of attorneys’ fees and costs.

On April 28, 2006, Messrs. Bright and Wilson filed their answer and counterclaim in the Georgia Action, pursuant to which, among other things, they deny any wrongdoing, claim that we failed to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them, and seek damages with respect thereto and an award of attorneys’ fees and expenses.

On May 8, 2006, Messrs. Keathley and Luther filed their answer and counterclaim in the Georgia Action, pursuant to which they deny any wrongdoing, allege that we breached our obligations by failing to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them, and seek, among other things, damages and an award of attorneys’ fees, costs, and expenses. They further assert that they are entitled to bring their counterclaim as part of the Alabama Action (discussed below) and that, if necessary, the court should dismiss the complaint filed by us in the Georgia Action.

Based upon the claims we have made in the Georgia Action and pursuant to the Paragon Purchase Agreement and applicable common law, we are exercising our rights of offset against the dividend and redemption payments otherwise payable by us with respect to the Series C Redeemable Preferred Stock. Accordingly, we did not make dividend payments on the Series C Redeemable Preferred Stock on February 28, 2006, or at any point thereafter, and we have not redeemed the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007.

The parties are in the process of consolidating the Georgia Action with the Declaratory Judgment Action (discussed below).

The Alabama Action

On or about October 5, 2005, Messrs. Luther and Keathley filed a compliant against Paragon Systems in the Circuit Court for Madison County, Alabama claiming breach of contract and seeking recovery of unspecified damages (the “Alabama Action”). Messrs. Keathley and Luther allege that Paragon Systems owes to them unpaid compensation for accrued, vested benefits earned pursuant to their employment agreements with Paragon Systems and certain amounts as reimbursement for taxes incurred by them in 2003.

On June 12, 2006, Messrs. Keathley and Luther filed an amended complaint in the Alabama Action naming Tri-S Security as a defendant. The claim reiterates their counterclaim in the Georgia Action that we breached our obligations by failing to make the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them. In the amended complaint, Messrs. Keathley and Luther seek damages, interest, and an award of attorneys’ fees and expenses.

We filed our answer to the amended complaint on July 19, 2006, pursuant to which we deny any wrongdoing and deny that Messrs. Keathley and Luther are entitled to judgment against us.

On March 7, 2007, Messrs. Keathley and Luther filed a motion for leave to further amend the complaint. The motion seeks leave to add claims against us alleging that we (i) failed to make August 31, 2006 and February 28, 2007 dividend payments with respect to the Series C Redeemable Preferred Stock held by them and (ii) failed to redeem their shares of the Series C Redeemable Preferred Stock on February 27, 2007. We have opposed the motion by Messrs. Keathley and Luther.

The Arbitration

On September 22, 2006, Paragon Systems filed a demand for arbitration and statement of claim with the American Arbitration Association against Messrs. Bright and Wilson (the “Arbitration”) asserting, among other things, that they misused corporate information of Paragon Systems, organized a competing business while employed at Paragon Systems, and diverted business from Paragon Systems to that competing business, all in breach of their employment agreements with Paragon Systems and their fiduciary duties owned to Paragon Systems.

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

The Declaratory Judgment Action

On January 16, 2007, we filed an action for declaratory judgment in the United States District Court for the Northern District of Georgia, seeking a judgment declaring that we may not redeem the shares of Series C Redeemable Preferred Stock until such time as the redemption will not violate the Official Code of Georgia Section 14-2-640(c), which prohibits a corporation from making a distribution, if after giving effect to the distribution, the (i) corporation would not be able to pay its debts as they become due in the usual course of business or (ii) corporation’s total assets would be less than the sum of its total liabilities plus the preferential rights of those who are superior to those receiving the distribution.

On March 7, 2007, Messrs. Keathley and Luther filed an answer in the Declaratory Judgment Action seeking dismissal of the action and attorneys’ fees, costs, and expenses, among other things.

On March 16, 2007, Messrs. Bright and Wilson filed an answer and counterclaim in the Declaratory Judgment Action pursuant to which they assert breach of contract and allege that we failed to make dividend payments on the Series C Redeemable Preferred Stock and failed to redeem their shares of Series C Redeemable Preferred Stock. Messrs. Bright and Wilson seek damages and attorneys’ fees, among other things.

Litigation Regarding Our Initial Public Offering

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against us, our Chief Executive Officer, our former Chief Financial Officer and the lead underwriters in our initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our initial public offering. More specifically, the complaint alleges that the registration statement relating to our initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks unspecified compensatory damages or recission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, we removed the lawsuit to the United States District Court for the Northern District of Georgia. A motion by plaintiff to remand the case back to the state court is pending. Our time to respond to the complaint has been extended until thirty (30) days after the ruling on the motion to remand. We intend to vigorously defend the action and believe that any potential financial obligation that we may have in this action should be covered by existing insurance.

19. Segment Information

The Company’s two reportable segments are Cornwall and Paragon Systems/SEP. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. The Cornwall segment focuses on contract guard services to commercial and state and local government customers. The Paragon Systems/SEP segment focuses on contract guard services to various Federal government agencies.

We considered our organization and reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment and determined management evaluates the performance of the segments based primarily on revenues and operating income (loss). Revenues, operating income, and assets for each segment are as follows (in thousands):

	Total	Cornwall	Paragon Systems/SEP	Other
2006
Revenues	$75,725	$40,875	$34,850	$—
Amortization and depreciation	2,724	1,656	398	670
Operating loss	(5,132)	(252)	(1,004)	(3,876)
Current assets	14,028	6,260	7,742	26
Investment in joint venture	—	—	—	—
Goodwill	16,078	8,331	7,747	—
Other Intangibles	6,398	4,530	725	1,143
Total assets	37,101	19,494	16,367	1,240
2005
Revenues	$41,985	$10,011	$31,974	$—
Amortization and depreciation	1,018	430	432	156
Operating loss	(3,564)	(647)	(453)	(2,464)
Current assets	12,453	6,082	6,187	184
Investment in joint venture	8,698	—	8,698	—
Goodwill	15,615	7,868	7,747	—
Other Intangibles	9,010	6,174	1,080	1,756
Total assets	47,345	21,454	23,787	2,104
2004
Revenues	$25,425	$—	$25,425	$—
Amortization and depreciation	313	—	313	—
Operating loss	(1,021)	—	(115)	(906)
Current assets	6,636	—	6,187	449
Investment in joint venture	8,302	—	8,302	—
Goodwill	7,747	—	7,747	—
Other Intangibles	1,508	—	1,508	—
Total assets	24,618	—	23,436	1,182

20. Selected Quarterly Financial Data (Unaudited)

The following table sets forth, for each quarter in the last three fiscal years, selected data from our statements of operations. The operations of Tri-S prior to February 27, 2004 are combined with the operations of Paragon Systems for all periods presented. Paragon Systems was an S corporation and subject to income taxes prior to the Acquisition. Pro forma income taxes are provided for Paragon at 38% of income or loss before income taxes for periods prior to the Acquisition.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2006
Revenue	$17,373	$17,704	$19,984	$20,664
Gross profit	1,999	1,806	1,809	1,864
Net loss attributable to common shareholders	(1,649)	(59)	(814)	(1,311)
Basic net loss per share attributable to common shareholders	(0.49)	(0.02)	(0.23)	(0.37)
Diluted net loss per share attributable to common shareholders	(0.49)	(0.02)	(0.23)	(0.37)

2005
Revenue	7,979	7,745	8,063	18,198
Gross profit	348	753	371	1,376
Net income (loss) attributable to common shareholders	(46)	124	(430)	(1,926)
Basic net loss per share attributable to common shareholders	(0.02)	0.04	(0.13)	(0.58)
Diluted net earnings (loss) per share attributable to common shareholders	(0.02)	0.04	(0.13)	(0.58)

2004
Revenue	7,283	7,468	7,682	7,697
Gross profit (loss)	565	322	428	(110)
Net income (loss) attributable to common shareholders	(61)	(339)	572	(879)
Basic net loss per share attributable to common shareholders	(0.07)	(0.41)	0.69	(1.07)
Diluted net loss per share attributable to common shareholders	(0.07)	(0.41)	0.45	(1.07)

Tri-S Security Corporation

Schedule II—Valuation and Qualifying Accounts

		Column C—Additions
Column A—Description	Column B— Balance at beginning of period	Charged to costs and expenses		Charged to other accounts— describe		Column D— Deductions— describe		Column E— Balance at end of period
Bad Debt Reserve (in thousands):
Year ended December 31, 2006	$1,181	$59		$—		$442	(2)	$797
Year ended December 31, 2005	537	329		695	(1)	380	(2)	1,181
Year ended December 31, 2004	50	497	(3)	—		10		537

(1)	Established Bad Debt Reserve for accounts receivable acquired as part of Cornwall acquisition estimated to be uncollectible.
(2)	Write-offs.
(3)	Charged against revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION

By:	/s/ RONALD G. FARRELL
Chairman of the Board and Chief Executive Officer

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RONALD G. FARRELL Ronald G. Farrell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

/S/ ROBERT K. MILLS Robert K. Mills	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2007

/S/ JAMES M. LOGSDON James M. Logsdon	Director	March 28, 2007

/S/ L.K. TOOLE L.K. Toole	Director	March 28, 2007

/S/ JAMES A. VERBRUGGE James A. Verbrugge	Director	March 28, 2007

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Initial Public Offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.2	Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

2.3	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.8	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.9	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.10	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.11	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.12	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.13	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.14	Form of Warrant to purchase 150,000 shares of the Company’s common stock issued to BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.15	Form of Warrant to purchase 25,000 shares of the Company’s common stock issued to LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

10.1	Factoring and Security Agreement dated as of February 27, 2004, between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.2	Assignment of Contract Proceeds dated as of February 27, 2004, between Paragon Systems, Inc. and	Incorporated by reference to Exhibit 10.2 to the Company’s

	LSQ Funding Group, L.L.C.	Registration Statement on Form S-1 (No. 333-119737).

10.3	Assignment of Factoring Credit Balances dated as of July 27, 2004, among Paragon Systems, Inc., LSQ Funding Group, L.L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.4	Promissory Note dated July 27, 2004, made by Paragon Systems, Inc. in favor of BRE LLC in principal amount of $400,000.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.5	Security Agreement dated July 27, 2004, between Paragon Systems, Inc. and BRE LLC.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.6	Agreement Regarding Notes and Preferred Shares dated as of September 29, 2004, among the Company, Paragon Systems, Inc., Harold Bright, Charles Keathley, Robert Luther and John Wilson.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.7	Letter Agreement dated October 6, 2004, between the Company, Paragon Systems, Inc., Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.8	Consent Agreement to Extend Promissory Notes dated as of September 7, 2004 among the Company, Paragon Systems, Inc., Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.9	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in the principal amount of $526,900.	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.10	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Charles Keathley in principal amount of $2,983,750.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.11	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Robert Luther in principal amount of $1,462,450.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.12	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in the principal amount of $526,900	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.13	Amended and Restated Promissory Note dated September 29, 2004, made by Paragon Systems, Inc. in favor of Charles Keathley, both individually and as agent for Robert Luther, Harold Bright and John Wilson, in principal amount of $706,507.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.14	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the	Incorporated by reference to Exhibit 10.14 to the

	Company and Charles Keathley.	Company’s Registration Statement on Form S-1 (No. 333-119737).

10.15	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.16	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in principal amount of $143,700.	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.17	Promissory Note dated February 24, 2004, made by the Company in favor of Charles Keathley in principal amount of $813,750.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.18	Promissory Note dated February 24, 2004, made by the Company in favor of Robert Luther Bright in principal amount of $398,850.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.19	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in principal amount of $143,700.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.20	Security Agreement dated February 24, 2004, between the Company and Harold Bright.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.21	Security Agreement dated February 24, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.22	Security Agreement dated February 24, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.23	Security Agreement dated February 24, 2004, between the Company and John Wilson.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.24	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1

(No. 333-119737).

10.25	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Allbritten.	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.26	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Harold Bright.	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.27	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Carla J. Cilyok.	Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.28	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Keathley.	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.29	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Robert N. Luther.	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.30	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and John T. Wilson.	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.31	Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company’s outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.32	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.33	Agreement dated December 16, 2003 among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.34	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.35	Agreement dated December 1, 2003 between Paragon	Incorporated by reference to

	Systems, Inc. and United Union of Security Guards.	Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.36	Joint Venture limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.37	2004 Stock Incentive Plan, as amended and restated as of November 7, 2006.	Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement dated October 6, 2006.

10.38	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.39	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.40	Letter Agreement dated November 30, 2004 among the Company, Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.41	Letter Agreement dated December 14, 2004 among the Company, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.42	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.43	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.44	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.45	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.3 to the Company’s

Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.46	Summary of Board Compensation	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.47	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.

10.48	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.49	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.50	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

10.51	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.52	Employment Agreement between Paragon Systems, Inc. and Mark Machi dated July 29, 2005.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.53	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.54	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.55	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.

10.56	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

10.57	Promissory Note dated October 18, 2005 in principal	Incorporated by reference to

	amount of $250,000 made by the Company in favor of the Shareholder Representative.	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.58	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.59	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.60	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.61	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.62	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.63	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.64	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.65	Amendment to Credit Agreement, dated as of December 30, 2005, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.66	Amendment to Pledge Agreement, dated as of October 19, 2005, but executed on December 30, 2005, among the Company, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.67	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.68	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.69	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.70	Letter Agreement dated April 10, 2006 between International Monitoring, Inc. and Devcon Security Services Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.71	Joint Venture Agreement dated January 17, 2006 between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.72	Purchase Agreement dated as of May 19, 2006 among the Company, Paragon Systems, Inc. and L-3 Communications Integrated Systems, LP.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006.

10.73	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.74	Guaranty of Joint Venture Executed by Paragon Systems, Inc. on June 27, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.75	Waiver, Consent and Amendment among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC dated as of June 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.76	Amendment to Employment Agreement between the Company and Ronald G. Farrell dated January 10, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

10.77	Settlement Agreement and General Release dated January 26, 2007, between the Company and David Shopay, on behalf of himself and the other former shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007.

10.78	Copy of the selected portions of the Investor Fact Sheet released on or about January 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.79	Amendment and Forbearance dated as of March 23, 2007 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Filed herewith.

10.80	Acknowledgment of Forbearance and Reaffirmation of Guaranty dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BLE LLC.	Filed herewith.

10.81	Pledge Agreement dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C.	Filed herewith

and BLE LLC.

16.1	Letter from Miller Ray Hansen and Stewart LLP dated January 5, 2006.	Incorporated by reference to exhibit 16.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K/A filed on January 6, 2006.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Tauber & Balser, P.C.	Filed herewith.

23.2	Consent of Miller Ray Houser & Stewart LLP (Tri-S Security Corporation).	Filed herewith.

23.3	Consent of Miller Ray Houser & Stewart LLP (Paragon Systems, Inc.).	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

