Form 10-K/A
period 2006-12-31
TRI-S SECURITY CORP
filed 2007-04-30
CIK 1304901

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2006 of Tri-S Security Corporation (the “Company”, “we” or “us”) filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2007 (the “Original Report”). This Amendment replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K. Except for providing the disclosures required by Part III of Form 10-K, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. The Original Report, as amended by this Amendment, is referred to herein as the “Annual Report.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our bylaws provide that our board of directors shall consist of between one member and nine members. Our board of directors currently consists of four members, Ronald G. Farrell, Lee K. Toole, James M. Logsdon and Dr. James A. Verbrugge. If we have more than two directors, our articles of incorporation provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, approximately one-third of our board of directors will be elected each year. Dr. Verbrugge and Messrs. Farrell, Toole and Logsdon serve as directors of the Company as follows: Mr. Logsdon serves as a Class I Director until the 2009 annual meeting of shareholders; Dr. Verbrugge serves as a Class II Director until the 2007 annual meeting of shareholders; and Messrs. Farrell and Toole each serve as Class III Directors until the 2008 annual meeting of shareholders. Messrs. Farrell, Toole and Logsdon and Dr. Verbrugge will serve as directors until the expiration of their applicable terms and until their successors have been elected and qualified or until their earlier death, resignation or removal. This classification of the board of directors may delay or prevent a change in control of the Company.

Set forth below is certain information, as of April 30, 2007, concerning each of the directors of the Company.

Name	Age	Position
Ronald G. Farrell	63	Director
James M. Logsdon	59	Director
Lee K. Toole	70	Director
James A. Verbrugge	66	Director

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

Executive Officers

Our board of directors appoints our executive officers on an annual basis to serve until their successors have been elected and qualified, subject to applicable employment agreements. See Item 11 of this Annual Report. There are no family relationships among any of our directors or officers. Set forth below is certain information as of April 30, 2007, concerning each of the executive officers of the Company.

Name	Age	Position
Ronald G. Farrell	63	Chairman of the Board, President and Chief Executive Officer of the Company
Robert K. Mills	43	Chief Financial Officer

The biographical information for Messrs. Farrell and Mills is set forth in Item 4.5 of Part I of this Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2006, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of our board of directors is responsible for overseeing, establishing and administering the Company’s executive compensation program, administering the

Company’s 2004 Stock Incentive Plan, as amended and restated (the “Incentive Plan”), evaluating the performance of the Company’s executive officers and approving all compensation decisions for the Company’s executive officers. Accordingly, the compensation committee is responsible for determining whether the compensation paid to each of the Company’s Chief Executive Officer, Chief Financial Officer and any other individuals which may be included in the Summary Compensation Table below (collectively, the “Named Executives Officers”), is fair, reasonable and competitive and whether such compensation serves the interest of the Company’s shareholders.

The purpose of this Compensation Discussion and Analysis is to present the objectives, policies and practices of the Company’s executive compensation program and is intended to provide additional information necessary to understand the Company’s compensation decisions with respect to the Named Executive Officers. This Compensation Discussion and Analysis should be read in conjunction with the information presented in the compensation tables included in Item 11 of this Annual Report, the footnotes to those tables and the related disclosure appearing elsewhere in this Annual Report.

Methodology for Establishing Compensation

The compensation committee sets and approves all compensation paid to our Named Executive Officers, including salaries, cash bonuses and equity awards. The compensation committee annually reviews the performance of, and makes determinations concerning the compensation for, Ronald G. Farrell, our Chief Executive Officer. Mr. Farrell annually reviews the performance and compensation of the other Named Executive Officers, after which Mr. Farrell presents his conclusions with respect to such performance, and makes recommendations regarding the compensation for such other Named Executive Officers, to the compensation committee for its consideration and approval. The compensation committee has absolute discretion as to whether it approves the recommendations of Mr. Farrell, as it deems appropriate.

The compensation committee meets periodically each year in conjunction with regularly scheduled meetings of the board of directors. The compensation committee also holds special meetings and meets telephonically, as necessary, to discuss extraordinary items. The chairman of the compensation committee regularly reports on compensation committee actions and recommendations at meetings of the board of directors. Each member of the compensation committee is an independent director as determined by the rules of the NASDAQ Stock Market. Membership on the compensation committee is determined by the board of directors.

We have entered into an employment agreement with Mr. Farrell, the material terms of which are discussed below under the heading “Employment Agreements and Post-Termination Payments.” Accordingly, the compensation paid to Mr. Farrell is dictated by the terms of his employment agreement. In January 2007, we amended the terms of Mr. Farrell’s employment agreement to, among other things, reduce the term of the agreement, prohibit Mr. Farrell from being awarded grants of stock options, restricted stock or other equity incentive awards until January 1, 2008, eliminate our obligation to pay to Mr. Farrell a bonus in the amount of 2% of the value of all acquisitions made by us, and reduce certain travel benefits previously afforded to Mr. Farrell. This amendment was negotiated and approved by the compensation committee after considering several factors, including the compensation of chief executives of similar organizations and Mr. Farrell’s previous compensation history. In addition, the compensation committee consulted with financial advisors and certain of our significant shareholders in establishing the terms of the amendment.

Compensation Philosophy and Objectives

The objective of our executive compensation program is to attract, retain and motivate qualified executives who contribute to our financial and operational success which ultimately builds value for our shareholders. We believe that, in order to do this effectively, our executive compensation program must:

•	provide our executives with total compensation opportunities at levels that are competitive for comparable positions and companies with whom we compete for talent;

•	recognize and reward individual initiative and achievement by providing significant upside opportunities for exceptional performance;

•	directly link a significant portion of executive compensation to the Company’s achievement of short and long term goals and performance and

•	closely align our executive’s interests with those of our shareholders by making stock-based incentives a core element of our compensation program.

How We Determine and Assess Executive Compensation.

Historically, executive compensation has been established based upon the market for management talent including feedback from executive recruiters and the salary history of management candidates.

Elements of our Compensation Program

We believe that executives’ interests should be aligned with those of our shareholders. Accordingly, a substantial portion of executive compensation is at risk and must be earned through cash bonuses and equity grants of restricted stock and stock options. Attainment of bonuses and equity grants is tied to the Company’s performance, thus creating incentive for executives to drive company performance, achieve long term objectives and increase stockholder value. Our compensation program consists of the following elements: base salaries, annual cash bonuses, long-term equity incentive awards and benefit programs.

Base Salaries. We provide base salaries to our executive officers as compensation for day-to-day responsibilities and sustained performance. Base salaries for our executive officers are determined by evaluating the responsibilities of the position, the experience of the individual, and by reference to the competitive marketplace for managerial talent. In 2006, the increases for the Named Executive Officers approximated ten percent (10%).

Annual Cash Incentive Bonuses. In general, we design our annual incentive compensation to reward executives based on the Company’s achievement of pre-established performance goals relating to performance criteria which are viewed as important drivers of the Company’s success.

The target performance goals are cash flow oriented. For 2006, annual cash incentive bonus opportunities for our executive officers were based on the level of EBITDA, as defined, achieved by the Company. Our chief executive officer receives a bonus of 5% of EBITDA, as defined, and our chief financial officer receives a bonus of 2% of EBITDA, as defined. During 2006, no performance bonuses were paid to either Named Executive Officer, however, Mr. Mills was paid a retention bonus of $25,000.

Equity Compensation. The compensation committee recognizes the value of equity awards to retain key executive talent and keep executives motivated to meet the company’s long-term goals. The compensation committee typically grants options to key employees upon the commencement of their employment. Additional grants of options may occur based on many factors including the performance of the Company as well as the need to provide additional performance incentives to management. The Company does not otherwise have a program, plan or practice of timing equity grants with the release of material non-public information. During 2006, the compensation committee granted to Mr. Mills an option to purchase 100,000 shares of Common Stock, which option was intended to be granted in connection with his hiring in August 2005, and an option to purchase 30,000 shares of Common Stock, which option was part of the broad-based employee incentive options granted by the compensation committee in 2006.

Benefits Programs. The Named Executive Officers are entitled to participate in the benefits programs that are available to all full-time employees of the Company, including hospitalization, major medical, disability and group life insurance plans and paid vacation, and are entitled to receive other benefits as may be provided pursuant to the policies of the Company in effect from time to time. In addition, certain other benefits are available to the Company’s Chief Executive Officer and Chief Financial Officer, which are described below under the heading “Summary Compensation Table.”

Tax and Accounting Considerations

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the compensation committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to us with the benefit/value to the executive.

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million on the amount of compensation that we may deduct in any year with respect to any one of our named executive officers. It is the compensation committee’s intent to maximize deductibility of executive compensation while retaining some discretion needed to compensate executives in a manner commensurate with performance and the competitive landscape for executive talent. All compensation paid to our executive officers in 2006 was fully deductible by the Company.

With the adoption of SFAS No. 123(R), we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of compensation.

Compensation Committee Report

The following report of the compensation committee on executive compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with the Company’s management. Based upon that review and those discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee,

James M. Logsdon
Lee K. Tools
James A. Verbrugge

Summary Compensation Table

The following table sets forth all compensation paid to, earned by or accrued for the Named Executive Officers during the year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)		All Other Compensation		Total
Ronald G. Farrell, Chief Executive Officer	2006	$366,564	$0	$0		$64,484	(2)	$431,048
Robert K. Mills, Chief Financial Officer	2006	$199,000	$25,000	$119,324	(3)	$50,640	(4)	$393,964

(1)

Reflects the proportionate amount of the total fair value of option awards granted under the Company’s 2004 Incentive Plan (the “Incentive Plan”), that are recognized by the Company as an expense for financial statement reporting purposes for the fiscal year ended December 31, 2006. The fair value of the awards was determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (which we refer to in this Annual Report as “FAS 123R”). The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 3 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Annual Report.

(2)	Includes compensation with respect to insurance (health, dental, life, and long-term disability), automobile expenses, for family medical and business travel reimbursement, and for country club dues.
(3)

Mr. Mills was granted 100,000 options on January 13, 2006 with an exercise price of $4.05, a term of 10 years, and a vesting schedule of 33,333 options vesting on August 8, 2006, 33,333 options vesting on August 8, 2007, and 33,334 options vesting on August 8, 2009. Mr. Mills was also granted 30,000 options on May 11, 2006 with an exercise price of $3.00, a term of 10 years, and a vesting schedule of 10,000 options vesting immediately, 10,000 options vesting on May 11, 2007, and 10,000 options vesting on May 11, 2008.

(4)	Includes compensation for automobile expenses and insurance (health, dental, life, and long-term disability), as well as $25,000 for moving and relocation expenses.

Grants of Plan-Based Awards for 2006

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold	Target	Maximum		Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Market Value of Stock and Option Awards(3)
Robert K. Mills	1/13/2006	—	100,000	100,000	(4)	$4.05	$242,000
Robert K. Mills	5/11/2006	—	30,000	30,000	(5)	$3.00	$45,300

(1)	All equity incentive plan awards represent options issued pursuant to the Incentive Plan.
(2)	The exercise price of option awards is the closing price of the common stock on the date the award was granted.
(3)

This column shows the full grant date fair value of options awarded to the Named Executive Officers in 2006 and accounted for in accordance with SFAS 123R. Generally, the full grant date faire value if the amount the Company would expense in its financial statements over the award’s vesting schedule. For option awards, fair value is calculated using the Black-Scholes option pricing model as of the date of grant. For additional information on the valuation assumptions, refer to note three of the Company’s financial statements for the year ended December 31, 2006 included elsewhere in this Annual Report. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(4)

(3) Mr. Mills was granted 100,000 options on January 13, 2006 with an exercise price of $4.05, a term of 10 years, and a vesting schedule of 33,333 options vesting on August 8, 2006, 33,333 options vesting on August 8, 2007, and 33,334 options vesting on August 8, 2009.

(5)

Mr. Mills was granted 30,000 options on May 11, 2006 with an exercise price of $3.00, a term of 10 years, and a vesting schedule of 10,000 options vesting immediately, 10,000 options vesting on May 11, 2007, and 10,000 options vesting on May 11, 2008.

Outstanding Equity Awards At 2006 Fiscal Year-End

The table below shows outstanding equity awards held by our Named Executive Officers for fiscal year ended December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price		Option Expiration Date
Robert K. Mills	33,333 10,000	66,667 20,000	(1) (2)	$ $	4.05 3.00	1/13/2016 5/11/2016

(1)	Options granted 1/13/2006 and the remaining unvested options vest 33,333 on 8/6/2007 and 33,334 on 8/6/2008.
(2)	Options granted 5/11/2006 and the remaining unvested options vest 10,000 on 5/11/2007 and 10,000 on 5/11/2008.

As of December 31, 2006, Mr. Mills had 43,333 of exercisable options. 33,333 became vested and exercisable on August 8, 2006 and has an exercise price of $4.05 each. Mr. Mills had another 10,000 options vest and became exercisable on May 11, 2006 and has an exercise price of $3.00.

2006 Option Exercises and Stock Vested

The following table sets forth the options exercised by our Named Executive Officers during the fiscal year ended December 31, 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise		Value Realized on Exercise
Ronald G. Farrell	97,087	(1)	$221,358	(2)

(1)

Mr. Farrell was granted 97,087 stock options on January 1, 2002 with a 10 year life. The grant had a vesting schedule of one-third of the underlying shares on each of January 1, 2003, 2004, and 2005. The exercise price was $0.12 for each option. The options were exercised on December 22, 2006 with a market value of $2.40 each or $233,009 in total.

(2)	Reflects the value as calculated by the difference between the market price of our common stock on the date of exercise and the exercise price of the stock options.

Director Compensation

The following table summarizes the compensation for director fees paid to or accrued for the non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Lee K. Toole(1)	$23,750	$18,875	$42,625
James A. Logsdon(2)	$23,750	$18,875	$42,625
James A. Verbrugge(3)	$23,750	$18,875	$42,625

We compensate each member of our board of directors for their service on our board of directors at an annual rate of $10,000 per year plus $1,250 for each Board meeting and committee meeting attended by such member. We reimburse our board of directors members for reasonable expenses incurred by them in attending such meetings of the board of directors and any committees of the board of directors of which they are members. Members of our board of directors are also eligible to receive stock options granted pursuant to our Stock Incentive Plan.

(1)

Mr. Toole was granted 12,500 options on May 11, 2006. They are 10 year options with 4,166 options vesting on May 11, 2006, 4,166 options vesting on May 11, 2007, and 4,168 vesting on May 11, 2008. They had an exercise price of $3.00. The fair value of the options in accordance with FAS 123R was $18,875 on the grant date. As of December 31, 2006, Mr. Toole had 4,166 of vested and exercisable stock options.

(2)

Mr. Logsdon was granted 12,500 options on May 11, 2006. They are 10 year options with 4,166 options vesting on May 11, 2006, 4,166 options vesting on May 11, 2007, and 4,168 vesting on May 11, 2008. They had an exercise price of $3.00. The fair value of the options in accordance with FAS 123R was $18,875 on the grant date. As of December 31, 2006, Mr. Logsdon had 4,166 of vested and exercisable stock options.

(3)

Mr. Verbrugge was granted 12,500 options on May 11, 2006. They are 10 year options with 4,166 options vesting on May 11, 2006, 4,166 options vesting on May 11, 2007, and 4,168 vesting on May 11, 2008. They had an exercise price of $3.00. The fair value of the options in accordance with FAS 123R was $18,875 on the grant date. As of December 31, 2006, Mr. Verbrugge had 4,166 of vested and exercisable stock options.

Employment Agreement and Post-Termination Payments.

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

Pursuant to the employment agreement, as amended between us and Ron Farrell, the following post-termination payments would be payable to Mr. Farrell as of December 31, 2006 if such termination event occurred:

	Salary	Health and Wellfare Benefits	Other
Termination due to death of the executive	$626,000	$41,000	$27,000
Termination with cause	0	0	0
Termination without cause	1,607,000	82,000	63,000
Termination due to change of control	1,607,000	82,000	63,000

The term “cause” means gross negligence, gross malfeasance or willful disregard for duty in the performance of the Employment Agreement, other than as a result of Executive’s part shall be considered willful, unless done, or omitted to be done, by him not in good faith and without reasonable belief that this action or omission was in the best interest of the Corporation.

The phrase “change of control” refers to the sale of the company, removal of executive as Chairman of Board, or one person or group gaining a majority 51% interest in the company or a majority of the members of the board of directors of the company.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which our common stock is authorized for issuance as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	500,000	$3.48	1,000,000
Equity compensation plans not approved by security holders: (2)	748,737	$5.36	0

Total	1,248,737	$4.61	256,500

(1)

Represents options available for grant pursuant to our 2004 Stock Incentive Plan, which was approved by our shareholders on October 13, 2004 and then amended in 2006 to include an additional 1,000,000 shares for a total of 1,500,000 shares.

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

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of the common stock as of April 26, 2007 by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all our executive officers and directors as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to us.

	Common Stock(1)
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(2)
Ronald G. Farrell†‡	860,724	(3)	24.3%
Kaizen Management, L.P.(4)	351,332	(5)	9.9%
Michael F. Bennett	194,984	(6)	5.8
James A. Logsdon†	8,333	(7)	*
Robert K. Mills ‡	61,145	(8)	*
L. K. Toole†	8,333	(9)	*
James A. Verbrugge†	8,333	(10)	*
All directors and executive officers as a group (5 persons)	946,869	(11)	24.3%

†	Director of the Company
‡	Officer of the Company
*	Less than 1% of the issued and outstanding shares of the common stock.
(1)

Unless otherwise noted, all of the shares shown are held by individuals or entities processing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 30, 2007, are treated outstanding only when determining the amount and percentage owned by such individual or group.

(2)

In accordance with regulations of the SEC, the percentage calculations are based on 3,503,280 shares of common stock issued and outstanding as of April 26, 2007, plus shares of common stock which may be acquired within 60 days of April 30, 2007 by each individual or group listed.

(3)

Includes 711,974 shares of common stock held by R.G.F. Investments, Inc., a corporation in which Mr. Farrell is the sole shareholder, officer and director, over which shares Mr. Farrell may be deemed to have sole investment and voting power and 97,087 shares of common stock held by Mr. Farrell’s spouse, over which shares Mr. Farrell disclaims beneficial ownership.

(4)

On December 4, 2006, a Schedule 13D was jointly filed by the following reporting persons: Kaizen Management, L.P.; Kaizen Capital, L.L.C.; Select Contrarian Value Partners, L.P. and David W. Barry. The principal business office of such reporting persons is 4200 Montrose Blvd., Suite 510, Houston, Texas 77006.

(5)

Includes 89,336 shares of common stock. Additionally, the reporting person owns a 10% convertible promissory note which is convertible into 312,500 shares of common stock and a warrant which is exercisable into 156,250 shares of common stock. Pursuant to the terms of the note and warrant, the note may not be converted, and the warrant may not be exercised, if such conversion or exercise would result in the reporting person owning greater than 9.99% of the common stock.

(6)

Includes 36,408 shares of common stock held by Southwick Capital, LLC, a limited liability company controlled by Mr. Bennett, over which shares Mr. Bennett may be deemed to have shared investment and voting power.

(7)	Represents 8,333 shares of common stock issuable upon exercise of an option.
(8)

Represents 5,208 shares of common stock issuable upon conversion of a 10% convertible promissory note with an aggregate value of $25,000 purchased and 2,604 shares of common stock issuable upon exercise of a warrant held by Mr. Mills, and 43,333 shares of common stock issuable upon exercise of an option.

(9)	Represents 8,333 shares of common stock issuable upon exercise of an option.
(10)	Represents 8,333 shares of common stock issuable upon exercise of an option.
(11)	Represents 86,145 shares of common stock issuable upon exercise of an option.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Employment Agreements

A description of the employment agreements between each of the Named Executive Officers and us is set forth in Item 11 of this Annual Report.

Indebtedness of Management

Pursuant to Mr. Farrell’s employment agreement with us, Mr. Farrell, our Chief Executive Officer and President, would have otherwise been entitled to receive during 2004 an aggregate bonus of $435,000; however, in order to improve the financial position of the Company prior to our initial public offering, he agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell agreed to repay to us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which bears interest at a rate of 2.48% per year and was payable on December 31, 2006. The note was paid in full in December of 2006 by tender of 45,424 shares of common stock, in accordance with the terms of the note.

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

Review, Approval or Ratification of Transactions with Related Persons

It is an unwritten policy and practice of the board of directors, which is not otherwise evidenced, that all transactions which would be required to be reported pursuant to this Item 13 must be reviewed and approved by the audit committee before the Company enters into such transaction.

Director Independence

The board of directors has determined that three of the four members of the Board – Messrs. Logsdon, Toole and Verbrugge – are independent under the rules and regulations of The Nasdaq Stock Market LLC.

Item 14.	Principal Accountant Fees and Services

On July 20, 2004, we engaged Miller Ray Houser & Stewart LLP (“MRH&S”) as our independent registered public accounting firm to audit our financial statements in preparation for our initial public offering and for the year ended December 31, 2004. On December 21, 2005, we engaged Tauber & Balser, P.C. (“Tauber”) as our independent registered public accounting firm to audit our financial statements for the years ended December 31, 2005, and December 31, 2006.

	Miller, Ray, Houser & Stewart LLP		Tauber & Balser, P.C.
	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2006
Audit Fees	$34,541	$0	$220,674	$179,052
Audit Related Fees (1)	$10,175	$0	$0	$14,000
Tax Fees (2)	$2,000	$0	$0	$0
All Other Fees (3)	$5,850	$5,555	$0	$16,600

Total Fees	$52,566	$5,555	$220,674	$209,652

(1)	These fees relate primarily to due diligence pertaining to acquisitions, audits of employee benefit plans, and accounting consultations.
(2)	These fees relate to 2005 tax return extensions.
(3)	These fees relate primarily for consents related to consultation services, SEC registration statements and special transactions

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION

By:	/s/ Robert K. Mills
Robert K. Mills
Chief Financial Officer

Date:	April 30, 2007