Form 10-Q
period 2007-03-31
TRI-S SECURITY CORP
filed 2007-05-09
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 8, 2007: 3,503,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2007

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$141	$66
Trade accounts receivable, net of allowance of $862 and $797, respectively	10,924	13,313
Prepaid expenses and other assets	823	649

Total current assets	11,888	14,028
Property and equipment, less accumulated depreciation	531	597
Goodwill	16,078	16,078
Intangibles, net
Customer contracts	3,859	4,264
Deferred loan costs	1,016	1,143
Other	922	991

Total assets	$34,294	$37,101

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$986	$1,104
Accrued interest expense	475	400
Accrued expenses	4,309	4,467
Factoring facility	5,929	7,506
Income taxes payable	1,129	1,269
Series C preferred stock subject to mandatory redemption	6,000	6,000
Long-term debt - current portion	—	284

Total current liabilities	18,828	21,030
Other liabilities:
10% convertible notes	7,321	7,273
Deferred income taxes	1,795	1,974
Term loans	100	—
Long-term debt	26	—

Total liabilities	28,070	30,277

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 3,548,704 shares issued and 3,503,280 shares outstanding at March 31, 2007 and December 31, 2006	3	3
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	14,185	14,109
Deficit	(7,859)	(7,183)

Total stockholders’ equity	6,224	6,824

Total liabilities and stockholders’ equity	$34,294	$37,101

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$20,205	$17,373
Cost of revenues:
Direct labor	12,695	10,571
Indirect labor and other support costs	5,251	4,391
Amortization of customer contracts	406	412

	18,352	15,374

Gross profit	1,853	1,999

Selling, general and administrative	2,616	2,990
Amortization of intangible assets	235	231

	2,851	3,221

Operating loss	(998)	(1,222)

Income from investment in Army Fleet Support, LLC, net	—	276

Other income (expense):
Interest income	—	7
Interest expense	(458)	(1,702)
Interest on Series C redeemable preferred stock	(75)	(75)
Other income	550	84

	17	(1,686)

Loss before income taxes	(981)	(2,632)
Income tax benefit	(305)	(983)

Net loss	$(676)	$(1,649)

Basic and diluted net loss per common share	$(0.19)	$(0.49)
Basic and diluted weighted average number of common shares	3,503	3,349

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flow from operating activities:
Net loss	$(676)	$(1,649)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from investment in Army Fleet Support, LLC, net	—	(276)
Gain on Cornwall settlement	(250)	—
Depreciation and amortization	719	711
Deferred income tax benefits	(179)	(683)
Non-cash employee stock option expense	76	55
Non-cash interest expense	48	738
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,389	966
Prepaid expenses and other assets	(174)	(236)
Trade accounts payable	(118)	208
Accrued liabilities	(83)	(1,185)
Income taxes payable	(140)	(301)

Net cash provided (used) by operating activities	1,612	(1,652)

Cash flow from investing activities:
Proceeds from disposal of property and equipment	—	16
Purchase of property and equipment	(12)	—

Net cash provided (used) by investing activities	(12)	16

Cash flow from financing activities:
Net (payments) proceeds on factoring facility	(1,577)	1,817
Proceeds (repayments) of term loans	100	(271)
Deferred financing costs	(40)	(46)
Repayments of capital lease obligations	(8)	—
Deferred initial public offering costs	—	(82)

Net cash provided (used) by financing activities	(1,525)	1,418

Net increase (decrease) in cash and cash equivalents	75	(218)
Cash and cash equivalents at beginning of period	66	463

Cash and cash equivalents at end of period	$141	$245

Supplemental disclosures of cash flow information:
Interest paid	$410	$1,024
Income taxes paid	$14	$3

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.

3. Recent Accounting Pronouncement Implemented

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended March 31, 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of March 31, 2007 the total amount of interest and penalties accrued was $44,250. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•

Tri-S Security Corporation and its subsidiaries files federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2006 for all jurisdictions remain open to examination.

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

The adoption of SFAS No. 123R decreased net income by approximately $75,000 and $55,000 for the three months ended March 31, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees.

As of March 31, 2007, there was approximately $457,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 1.6 years.

5. Common and Preferred Stock

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

As of March 31, 2007, we had 100 shares outstanding of Series C Redeemable Preferred Stock.

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

The Series C Redeemable Preferred Stock is classified as preferred stock subject to mandatory redemption in the financial statements and was redeemable by us on February 27, 2007. As of March 31, 2007 and 2006, the Company had accrued dividend expense with respect to the outstanding shares of Series C Redeemable Preferred Stock of $475,000 and $175,000, respectively. Dividends on the outstanding shares of Series C Redeemable Preferred Stock are payable semi-annually and accrue at an annual rate of 5% of the redemption value, which redemption value is an aggregate of $6.0 million. Our payment obligations under the Series C Redeemable Preferred Stock are secured by a pledge of 40% of the outstanding capital stock of Paragon Systems. On February 27, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations in the Stock Purchase Agreement between us and the former shareholders dated as of February 23, 2004 (the “Paragon Purchase Agreement”), pursuant to which we acquired Paragon Systems. In the complaint, we seek, among other things, an award of damages and a decree invalidating the Series C Redeemable Preferred Stock which was issued to the former shareholders as part of the purchase price for Paragon Systems and the security agreements pursuant to which we pledged 40% of the outstanding capital stock of Paragon Systems to secure our obligations under the Series C Redeemable Preferred Stock. Under the Paragon Purchase Agreement and all applicable common law, we are exercising our rights of offset against the dividend and redemption payments otherwise payable by us in respect of the Series C Redeemable Preferred Stock. Accordingly, we did not make dividend payments on the Series C Redeemable Preferred Stock on February 28, 2006, or at any point thereafter, and we have not redeemed the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007. If we do not prevail in the lawsuit, then we may be required to redeem the Series C

Redeemable Preferred Stock and pay all accrued and unpaid dividends thereon. If we do not do so, then the former shareholders may be able to foreclose on the stock of Paragon Systems pledged to them.

If we are unable to satisfy or otherwise settle the claims with respect to the Series C Redeemable Preferred Stock by February 28, 2008, we will be in default under our credit facility with our lenders, which requires that the litigation with respect to the Series C Redeemable Preferred Stock be settled and that the lien on the 40% of the stock of Paragon Systems held by the former shareholders of Paragon Systems be eliminated by February 28, 2008. If the Series C Redeemable Preferred Stock or the lien remains outstanding on February 28, 2008, we will be in violation of our credit facility and all indebtedness thereunder will become immediately due and payable. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the Series C Redeemable Preferred Stock.

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

During the first quarter of 2006, we issued 20,000 shares of our common stock for services, at a price of $4.45 per share, which services will be rendered ratably during 2006. For the three months ended March 31, 2006, we recorded expense of approximately $22,000 for services rendered during that period.

6. Investment in Army Fleet Support, LLC

In conjunction with the purchase of all the outstanding capital stock of Paragon Systems (the “Paragon Acquisition”), we acquired a 10% equity interest in Army Fleet Support, LLC (“Army Fleet”). The value of our investment in Army Fleet on the date of the Paragon Acquisition was $8,102,000 as established by an independent appraisal. We amortize the cost of the investment in excess of the net book value thereof using a 10-year life, which approximates the anticipated life of Army Fleet.

We account for our investment in Army Fleet using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet’s earnings and reduced by the amortization of our investment in Army Fleet and the cash we receive from Army Fleet with respect to our investment.

During the second quarter of 2006, we sold our 10% equity interest in Army Fleet. The details of the transaction are as follows:

Cash received	$10,810,000
Book value of investment	8,907,083

Gain on sale	$1,902,917

Our investment in Army Fleet was affected by the following transactions for the three months ended March 31, 2006:

Investment in Army Fleet – beginning	$8,698,000

Company’s share of earnings in Army Fleet	482,000

Amortization of the investment in Army Fleet	(206,000)

Investment in Army Fleet – ending	$8,974,000

7. Debt and Other Obligations

Credit and Factoring Agreements

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

During March 2007, we entered into an Amendment and Forbearance Agreement with our lenders pursuant to which we amended the Credit Agreement and secured an additional $2.5 million term loan (the “2007 Term Loan”) with our lenders to provide additional financing as needed to provide the capital we estimate is necessary to continue to operate the business during 2007. Interest under the 2007 Term Loan is payable beginning April 1, 2007 and monthly thereafter at an annual interest rate of Prime plus 5.5%. The 2007 Term Loan matures on March 28, 2009. The 2007 Term Loan bears a 0.25% per month fee on the unused portion of the loan. The lenders were paid an origination fee of $40,000. The 2007 Term Loan requires the company to pay a “Minimum Balance Fee”, as described in the agreement, if the loan is repaid prior to maturity.

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes (“10% Notes”) with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of our common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds were allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the conversion of the 10% Notes and the exercise of the warrants as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes and exercise of the warrants. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the quarter ended March 31, 2006 and approximately $400,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

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

8. Income Tax

The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 35.7%. The principal causes of the difference between the effective rate and the U.S. statutory rate of 34% were the state tax benefit reduced by non-deductible stock option compensation expense and dividends paid on preferred stock.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three months ended March 31, 2007 and 2006, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

10. Related Party Transactions

Note Receivable from Chief Executive Officer

Pursuant to the employment agreement between us and Ronald G. Farrell, our Chief Executive Officer and President, Mr. Farrell was entitled to receive during 2004 an aggregate bonus of $435,000. However, in order to improve the financial position of the Company prior to our initial public offering, Mr. Farrell agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell agreed to repay us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which provided for interest at a rate of 2.48% per year and was payable on December 31, 2006. The note provided that it could be prepaid at any time without penalty and could be paid, at the election of Mr. Farrell, in cash or shares of common stock or any combination thereof. During December 2006, Mr. Farrell repaid the loan balance and accrued interest with 45,424 shares of common stock. These shares are reflected as treasury stock on the accompanying balance sheet at a cost of $105,021.

Employment Agreement

Pursuant to the employment agreement, as amended, between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our EBITDA, as defined, for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the

Company, provided that if a change of control occurs after June 30, 2008 and before July 1, 2010, Mr. Farrell is entitled to receive all monies which he would have been paid under the employment agreement had the term the agreement terminated on the second anniversary of such change of control rather than on June 30, 2010. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

11. Cornwall Settlement

At the closing of our acquisition of Cornwall, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement (i) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (ii) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (iii) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall. We recognized a gain of $450,000 as other income on the accompanying statements of operations for the three month ended March 31, 2007.

12. Segment Reporting

The Company’s two reportable segments are Cornwall and Paragon Systems/Southeastern Paragon. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. The Cornwall segment focuses on contract guard services to commercial and state and local government customers. The Paragon Systems/Southeastern Paragon segment focuses on contract guard services to various Federal government agencies.

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2007
Revenues	$20,205	$10,146	$10,059	$—
Amortization and depreciation	719	439	112	168
Operating (loss)	(998)	(24)	(5)	(969)
Current assets	11,888	5,257	6,593	38
Investment in joint venture	—	—	—	—
Goodwill	16,078	8,331	7,747	—
Other Intangibles	5,797	4,183	636	978
Total assets	34,294	18,104	15,108	1,082

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2006
Revenues	$17,373	$10,000	$7,373	$—
Amortization and depreciation	731	468	97	166
Operating (loss)	(1,222)	(406)	(48)	(768)
Current assets	11,574	5,601	5,860	113
Investment in joint venture	8,974	—	8,974	—
Goodwill	15,615	7,868	7,747	—
Other Intangibles	8,412	5,782	991	1,639
Total assets	46,061	20,514	23,631	1,916

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

You should carefully review the information contained in this Quarterly Report and should particularly consider any risks and other factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. Except for historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2006 and 2007, none of our contracts have been subject to cessation of funding.

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

Investment in Army Fleet. We accounted for our 10% equity in Army Fleet, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet’s earnings and reduced by the amortization of our investment in Army Fleet and the cash we receive from Army Fleet with respect to our investment. During the second quarter of 2006, we sold our equity interest in Army Fleet.

SFAS No. 123(R). On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective-transition approach method. The adoption increased our net loss by $75,000 and $55,000 for the three months ended March 31, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. We will incur approximately $457,000 of expense over a weighted average of 1.6 years for all unvested options.

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue increased $2.8 million to $20.2 million, or 16.1%, for the three months ended March 31, 2007, as compared to revenue of $17.4 million for the three months ended March 31, 2006. The increase in revenue is primarily due to the increase in contract revenue at Paragon Systems and Southeastern Paragon.

Cost of revenue increased $3.0 million to $18.4 million, or 19.5%, for the three months ended March 31, 2007, as compared to cost of revenue of $15.4 million for the three months ended March 31, 2006. Our cost of revenues increased primarily due to costs associated with increase in contract revenue at Paragon Systems and Southeastern Paragon.

Our gross profit decreased by $146,000 to $1.9 million for the three months ended March 31, 2007, as compared to gross profit of $2.0 million for the three months ended March 31, 2006. Our gross margin percentage decreased to 9.2% for the three months ended March 31, 2007, as compared to 11.5% for the three months ended March 31, 2006.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, decreased $374,000 to $2.6 million, or 12.9%, for the three months ended March 31, 2007, as compared to $3.0 million for the three months ended March 31, 2006. The decrease was primarily due to cost reductions at Paragon Systems and Cornwall due to operating efficiencies.

Income with respect to our equity interest in Army Fleet decreased $276,000 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as we sold our equity interest in Army Fleet during the second quarter of 2006. For the three months ended March 31, 2006, we recognized $482,000 of net earnings with respect to our equity interest in Army Fleet less $206,000 of amortization expense, for a net result of $276,000.

Interest expense decreased $1.2 million, or 70.6%, to $458,000 for the three months ended March 31, 2007, as compared to interest expense of $1.7 million for the three months ended March 31, 2006. The decrease is primarily due to the repayment of two term loans during the second quarter of 2006. In addition, we paid default interest rates to our lender during the first quarter of 2006 because the amount outstanding under our factoring facility exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lenders.

For the three months ended March 31, 2007, we recognized other income of $550,000 primarily due to the $450,000 gain recognized related to the settlement with the former shareholders of Cornwall pursuant to the Cornwall Settlement Agreement.

Loss before income taxes for the three months ended March 31, 2007 resulted in a tax benefit of $305,000, while the loss before income taxes for the three months ended March 31, 2006 resulted in a tax benefit of $983,000.

Liquidity and Capital Resources

As of March 31, 2007, we had $141,000 of cash on hand. Cash provided by operating activities was $1.6 million for the three months ended March 31, 2007, which was primarily due to the decrease of trade accounts receivable of $2.4 million. Cash used by financing activities was $1.5 million for the three months ended March 31, 2007, which was due primarily to the repayments on the factoring facility of $1.6 million.

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

Our liquidity position in the future will be determined by our ability to generate cash from operations and our borrowing availability under the Credit Agreement and Factoring Agreement with our lenders and future financings.

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

Our 10% Notes carry interest rates which are fixed. The Factoring Agreement with our lenders has a funds usage fee which varies with the prime rate. Accordingly, if we sell our accounts receivable to our lenders and such accounts remain unpaid, then any increase in the prime rate will increase the funds usage fee we owe on such unpaid accounts and, therefore, reduce our earnings.

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

During the quarter ended March 31, 2007, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in our Annual Report and as discussed below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

The Georgia Action

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

On May 8, 2006, Messrs. Keathley and Luther filed their answer and counterclaim in the Georgia Action, pursuant to which they deny any wrongdoing, allege that we breached our obligations by failing to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them, and seek, among other things, damages and an award of attorneys’ fees, costs, and expenses. They further assert that they are entitled to bring their counterclaim as part of the Alabama Action (discussed in the Annual Report) and that, if necessary, the court should dismiss the complaint filed by us in the Georgia Action.

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

On April 10, 2007, the Court granted us leave to amend our complaint to add allegations concerning certain conflicts of interest of Messrs. Bright and Wilson and our first amended complaint was filed on that date. Messrs. Bright and Wilson filed an answer and counterclaim on April 24, 2007, denying any wrongdoing and asserting that we failed to pay the February 28, 2006 dividend payment with respect to the Series C Redeemable Preferred Stock held by them.

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

On March 26, 2007, the Declaratory Judgment Action was consolidated with the Georgia Action.

Item 1A.	Risk Factors.

The risk factors included in our Annual Report have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2007, we issued 10-year options to certain employees of the Company to purchase an aggregate of 178,500 shares of common stock at an exercise price of $2.70 per share. The options were issued pursuant to our Amended and Restated 2004 Stock Incentive Plan, which was approved by our shareholders at our 2006 annual meeting of shareholders held on November 7, 2006.

The options were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act. We based such reliance upon representations made by the recipients of the options regarding their investment intent and sophistication, among other things.

Item 3.	Defaults Upon Senior Securities.

See Note 5 to Part I, “Item 1. Financial Statements” and Part II, “Item 1. Legal Proceedings” of this Quarterly Report for a discussion of our determination not to pay the dividend payments on the Series C Redeemable Preferred Stock due on February 28, 2006, or at any point thereafter and not to redeem the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: May 9, 2007	/s/ Ronald G. Farrell
Ronald G. Farrell Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.1	Amendment to Employment Agreement between the Company and Ronald G. Farrell dated January 10, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

10.2	Settlement Agreement and General Release dated January 26, 2007, between the Company and David Shopay, on behalf of himself and the other former shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007.

10.3	Copy of the selected portions of the Investor Fact Sheet released on or about January 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1