Form 10-Q
period 2007-06-30
TRI-S SECURITY CORP
filed 2007-08-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 9, 2007: 3,538,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2007

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$151	$66
Trade accounts receivable, net of allowance of $661 and $797, respectively	14,116	13,313
Prepaid expenses and other assets	849	649

Total current assets	15,116	14,028
Property and equipment, less accumulated depreciation	577	597
Goodwill	16,078	16,078
Intangibles, net
Customer contracts	3,455	4,264
Deferred loan costs	855	1,143
Other	1,013	991

Total assets	$37,094	$37,101

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,609	$1,104
Accrued interest expense	550	400
Accrued expenses	4,819	4,467
Factoring facility and 2007 term loan	9,792	7,506
Income taxes payable	439	1,269
Series C preferred stock subject to mandatory redemption	6,000	6,000
Long-term debt - current portion	—	284

Total current liabilities	23,209	21,030
Other liabilities:
10% convertible notes	7,370	7,273
Deferred income taxes	1,692	1,974
Long-term debt	19	—

Total liabilities	32,290	30,277

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 3,583,704 shares issued and 3,538,280 shares outstanding at June 30, 2007 and December 31, 2006	3	3
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	14,358	14,109
Deficit	(9,452)	(7,183)

Total stockholders’ equity	4,804	6,824

Total liabilities and stockholders’ equity	$37,094	$37,101

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$21,426	$17,704	$41,631	$35,077
Cost of revenues
Direct labor	13,612	11,144	26,307	21,715
Indirect labor and other support costs	6,134	4,342	11,385	8,733
Amortization of customer contracts	404	412	810	824

	20,150	15,898	38,502	31,272

Gross profit	1,276	1,806	3,129	3,805

Selling, general and administrative	2,906	2,798	5,522	5,788
Amortization of intangible assets	221	232	456	463

	3,127	3,030	5,978	6,251

Operating loss	(1,851)	(1,224)	(2,849)	(2,446)

Income from investment in Army Fleet Support, LLC, net	—	108	—	384

Other Income (expense):
Interest income	—	1		8
Interest expense	(472)	(633)	(930)	(2335)
Interest on Series C redeemable referred stock	(75)	(75)	(150)	(150)
Gain on sale of investment in Army Fleet Support, LLC	—	1,903	—	1,903
Other income	13	—	563	84

	(534)	1,196	(517)	(490)

Income (loss) before income taxes	(2,385)	80	(3,366)	(2552)
Income tax benefit	(792)	139	(1,097)	(844)

Net Loss	$(1,593)	$(59)	$(2,269)	$(1,708)
Basic and diluted net loss per common share	$(0.45)	$(0.02)	$(0.65)	$(0.51)

Basic and diluted weighted average number of common shares	3,518	3,410	3,511	3,379

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flow from operating activities:
Net loss	$(2,269)	$(1,708)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on sale of investment in Army Fleet Support, LLC	—	(1,903)
(Income) from investment in Army Fleet Support, LLC, net	—	(384)
(Gain) on Cornwall settlement	(250)	—
Stock issued for services	—	44
Depreciation and amortization	1,437	1,458
Deferred income tax benefits	(282)	(3,134)
Non-cash employee stock option expense	148	223
Non-cash interest expense	97	782
Changes in operating assets and liabilities:
Trade accounts receivable, net	(803)	2,609
Income taxes receivable	—	20
Prepaid expenses and other assets	(200)	(87)
Trade accounts payable	505	(17)
Accrued liabilities	502	(1,520)
Income taxes payable	(830)	2,270

Net cash used by operating activities	(1,945)	(1,347)

Cash flow from investing activities:
Cash distributions from investment in Army Fleet Support, LLC	—	175
Proceeds from sale of investment in Army Fleet Support, LLC	—	10,810
Proceeds from disposal of property and equipment	—	693
Purchase of property and equipment	(151)	(59)

Net cash provided (used) by investing activities	(151)	11,619

Cash flow from financing activities:
Payment made for Paragon settlement	(50)	—
Net (payments) proceeds on factoring facility	497	(5,217)
Proceeds (repayments) of term loans	1,789	(5,092)
Deferred financing costs	(40)	(43)
Repayments of capital lease obligations	(15)	—
Deferred initial public offering costs	—	(111)

Net cash provided (used) by financing activities	2,181	(10,463)

Net increase (decrease) in cash and cash equivalents	85	(191)
Cash and cash equivalents at beginning of period	66	463

Cash and cash equivalents at end of period	$151	$272

Supplemental disclosures of cash flow information:
Interest paid	$833	$1,545
Income taxes paid	$14	$3

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of Southeastern Paragon. Southeastern Paragon was formed to bid on certain contracts, and Paragon Systems manages the contracts awarded to Southeastern Paragon. We account for the results of Southeastern Paragon in accordance with Accounting Principal Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, each filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these Notes.

3. Recent Accounting Pronouncement Implemented

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN No. 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended June 30, 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN No. 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of June 30, 2007, the total amount of interest and penalties accrued was $60,407. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact our effective tax rate.

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

The adoption of SFAS No. 123R decreased net income by approximately $148,000 and $223,000 for the six months ended June 30, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees.

As of June 30, 2007, there was approximately $560,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 2.1 years.

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

As of June 30, 2007, we had 100 shares outstanding of Series C Redeemable Preferred Stock.

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

The Series C Redeemable Preferred Stock is classified as preferred stock subject to mandatory redemption in the financial statements and was redeemable by us on February 27, 2007. As of June 30, 2007 and 2006, the Company had accrued dividend expense with respect to the outstanding shares of Series C Redeemable Preferred Stock of $550,000 and $250,000, respectively. Dividends on the outstanding shares of Series C Redeemable Preferred Stock are payable semi-annually and accrue at an annual rate of 5% of the redemption value, which redemption value is an aggregate of $6.0 million. Our payment obligations under the Series C Redeemable Preferred Stock are secured by a pledge of 40% of the outstanding capital stock of Paragon Systems. On February 27, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations in the Stock Purchase Agreement between us and the former shareholders dated as of February 23, 2004 (the “Paragon Purchase Agreement”), pursuant to which we acquired Paragon Systems. In the complaint, we seek, among other things, an award of damages and a decree invalidating the Series C Redeemable Preferred Stock which was issued to the former shareholders as part of the purchase price for Paragon Systems and the security agreements pursuant to which we pledged 40% of the outstanding capital stock of Paragon Systems to secure our obligations under the Series C Redeemable Preferred Stock. Under the Paragon Purchase Agreement and all applicable common law, we are exercising our rights of offset against the dividend and redemption payments otherwise payable by us in respect of the Series C Redeemable Preferred Stock. Accordingly, we did not make dividend payments on the Series C Redeemable Preferred Stock on February 28, 2006, or at any point thereafter, and we have not redeemed the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007. If we do not settle the litigation with the former shareholders or prevail in the litigation, then we will be required to redeem the Series C Redeemable Preferred Stock and pay all accrued and unpaid dividends thereon. If we do not do so, then the former shareholders may be able to foreclose on the stock of Paragon Systems pledged to them. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the litigation with the former shareholders regarding the Series C Redeemable Preferred Stock.

If we are unable to satisfy or otherwise settle the claims with respect to the Series C Redeemable Preferred Stock by February 28, 2008, we will be in default under our credit facility with our lenders, which requires that the litigation with respect to the Series C Redeemable Preferred Stock be settled and that the lien on the 40% of the stock of Paragon Systems held by the former shareholders of Paragon Systems be eliminated by February 28, 2008. If the Series C Redeemable Preferred Stock or the lien remains outstanding on February 28, 2008, we will be in violation of our credit facility and all indebtedness thereunder will become immediately due and payable. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the litigation with the former shareholder regarding the Series C Redeemable Preferred Stock.

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

During the first quarter of 2006, we issued 20,000 shares of our common stock for services, at a price of $4.45 per share, which services will be rendered ratably during 2006. For the three and six months ended June 30, 2006, we recorded expense of approximately $22,000 and $44,000 for services rendered during that period.

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

During the second quarter of 2006, we sold our 10% equity interest in Army Fleet. The details of the transaction are as follows:

Cash received	$10,810,000
Book value of investment	8,907,083

Gain on sale	$1,902,917

Our investment in Army Fleet was affected by the following transactions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Investment in Army Fleet – beginning	$8,974,000	$8,698,000
Company’s share of earnings in Army Fleet	177,000	659,000
Amortization of the investment in Army Fleet	(69,000)	(275,000)
Cash received from Army Fleet	(175,000)	(175,000)
Sale of investment in Army Fleet	(8,907,000)	(8,907,000)

Investment in Army Fleet – ending	$—	$—

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

During March 2007, we entered into an Amendment and Forbearance Agreement with our lenders pursuant to which we amended the Credit Agreement and secured an additional $2.5 million term loan (the “2007 Term Loan”) with our lenders to provide additional financing as needed to provide the capital we estimate is necessary to continue to operate the business during 2007. Interest under the 2007 Term Loan is payable monthly at an annual interest rate of Prime plus 5.5%. The 2007 Term Loan matures on March 28, 2009. The 2007 Term Loan bears a 0.25% per month fee on the unused portion of the loan. The lenders were paid an origination fee of $40,000. The 2007 Term Loan requires us to pay a “Minimum Balance Fee”, as described in the Credit Agreement, if the 2007 Term Loan is repaid prior to maturity.

As of June 30, 2007, we had approximately $1,600,000 available under the credit facility and term loan. Additionally, we had $4,100,000 of unbilled accounts receivable of which the company can borrow up to $2,050,000 at the discretion of the lenders, giving the company and estimated availability of $3,650,000 as of June 30, 2007.

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes (“10% Notes”) with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of our common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds were allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the conversion of the 10% Notes and the exercise of the warrants as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes and exercise of the warrants. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the three months ended March 31, 2006, and approximately $400,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

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

8. Income Tax

We adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN No. 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended June 30, 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN No. 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of June 30, 2007, the total amount of interest and penalties accrued was $60,407. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact our effective tax rate.

•

Tri-S Security Corporation and its subsidiaries files federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2006 for all jurisdictions remain open to examination

Our effective tax rate for the three months ended June 30, 2007 and 2006 was 36.0%. The principal causes of the difference between the effective rate and the U.S. statutory rate of 34% were the state tax benefit and the reduction of book income resulting from a purchase price adjustment from our acquisition of Cornwall. The additional benefits are reduced by non-deductible stock option compensation expense and dividends paid on preferred stock.

As a result of the gain on the sale of the Company’s investment in Army Fleet Services, LLC a tax payment of approximately $1,300,000 is due in September 2007. The Company anticipates a refund in 2008 of similar magnitude due to anticipated losses in 2007.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three and six months ended June 30, 2007 and 2006, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

11. Cornwall Settlement

At the closing of our acquisition of Cornwall, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement (i) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (ii) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (iii) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall. We recognized a gain of $450,000 as other income on the accompanying statements of operations for the six months ended June 30, 2007.

12. Segment Reporting

Our two reportable segments are Cornwall and Paragon Systems/Southeastern Paragon. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. The Cornwall segment focuses on contract guard services to commercial and state and local government customers. The Paragon Systems/Southeastern Paragon segment focuses on contract guard services to various Federal government agencies.

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2007
Revenues	$21,426	$10,039	$11,387	$—
Amortization and depreciation	718	430	122	166
Operating (loss)	(1,851)	(755)	(180)	(916)
Current assets	15,116	5,641	9,437	38
Goodwill	16,078	8,331	7,747	—
Other Intangibles	5,323	3,800	550	973
Total assets	37,094	18,056	17,965	1,073

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2006
Revenues	$17,704	$10,091	$7,613	$—
Amortization and depreciation	727	463	97	167
Operating (loss)	(1,224)	207	(386)	(1,045)
Current assets	9,867	4,902	4,628	337
Goodwill	15,692	7,945	7,747	—
Other Intangibles	7,765	5,391	902	1,472
Total assets	33,987	18,753	13,359	1,875

	Total	Cornwall	Paragon Systems/SEP	Other
For the six months ended June 30, 2007
Revenues	$41,631	$20,185	$21,446	$—
Amortization and depreciation	1,437	869	234	334
Operating (loss)	(2,849)	(779)	(185)	(1,885)
Current assets	15,116	5,641	9,437	38
Goodwill	16,078	8,331	7,747	—
Other Intangibles	5,323	3,800	550	973
Total assets	37,094	18,056	17,965	1,073

	Total	Cornwall	Paragon Systems/SEP	Other
For the six months ended June 30, 2006
Revenues	$35,077	$20,091	$14,986	$—
Amortization and depreciation	1,458	931	194	333
Operating (loss)	(2,446)	(199)	(434)	(1,813)
Current assets	9,867	4,902	4,628	337
Goodwill	15,692	7,945	7,747	—
Other Intangibles	7,765	5,391	902	1,472
Total assets	33,987	18,753	13,359	1,875

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SFAS No. 123(R). On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective-transition approach method. The adoption increased our net loss by $148,000 and $223,000 for the six months ended June 30, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. We will incur approximately $560,000 of expense over a weighted average of 2.1 years for all unvested options.

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue increased $3.7 million to $21.4 million, or 21.0%, for the three months ended June 30, 2007, as compared to revenue of $17.7 million for the three months ended June 30, 2006. The increase in revenue is primarily due to the increase in revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007.

Cost of revenue increased $4.3 million to $20.2 million, or 26.7%, for the three months ended June 30, 2007, as compared to cost of revenue of $15.9 million for the three months ended June 30, 2006. Our cost of revenues increased primarily due to the increase in cost of revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007, and an adjustment to reserves for self-insured workers compensation.

Our gross profit decreased by $0.5 million to $1.3 million for the three months ended June 30, 2007, as compared to gross profit of $1.8 million for the three months ended June 30, 2006. Our gross margin percentage decreased to 6.0% for the three months ended June 30, 2007, as compared to 10.2% for the three months ended June 30, 2006. This decrease is attributable to new contract start up costs and the adjustment to reserves for self-insured workers compensation.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $108,000 to $2.9 million, or 3.9%, for the three months ended June 30, 2007, as compared to $2.8 million for the three months ended June 30, 2006. This increase is due to restructuring costs and an increase in bad debt expense.

Income with respect to our equity interest in Army Fleet was zero for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, as we sold our equity interest in Army Fleet during the second quarter of 2006. For the three months ended June 30, 2006, we recognized $177,000 of net earnings with respect to our equity interest in Army Fleet less $69,000 of amortization expense, for a net result of $108,000.

For the three months ended June 30, 2006, we recognized a gain of $1.9 million for the sale of investment in Army Fleet.

Interest expense decreased $161,000, or 25.4%, to $472,000 for the three months ended June 30, 2007, as compared to interest expense of $633,000 for the three months ended June 30, 2006. The decrease is primarily due to the repayment of two term loans during the second quarter of 2006.

For the three months ended June 30, 2007, we recognized other income of $13,000 primarily due to a contract settlement with the government for past services.

Loss before income taxes for the three months ended June 30, 2007 resulted in a tax benefit of $792,000, while the income before income taxes for the three months ended June 30, 2006 resulted in a tax expense of $139,000.

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue increased $6.6 million to $41.6 million, or 18.7%, for the six months ended June 30, 2007, as compared to revenue of $35.1 million for the six months ended June 30, 2006. The increase in revenue is primarily due to the increase in revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007.

Cost of revenue increased $7.2 million to $38.5 million, or 23.1%, for the six months ended June 30, 2007, as compared to cost of revenue of $31.3 million for the six months ended June 30, 2006. Our cost of revenues increased primarily due to the increase in cost of revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007, and an adjustment to reserves for self-insured workers compensation.

Our gross profit decreased by $676,000 to $3.1 million for the six months ended June 30, 2007, as compared to gross profit of $3.8 million for the six months ended June 30, 2006. Our gross margin percentage decreased to 7.5% for the six months ended June 30, 2007, as compared to 10.8% for the three months ended June 30, 2006.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, decreased $266,000 to $5.5 million, or 4.6%, for the six months ended June 30, 2007, as compared to $5.8 million for the six months ended June 30, 2006. The decrease was primarily due to personnel related cost reductions.

Income with respect to our equity interest in Army Fleet decreased $384,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, as we sold our equity interest in Army Fleet during the second quarter of 2006. For the six months ended June 30, 2006, we recognized $659,000 of net earnings with respect to our equity interest in Army Fleet less $275,000 of amortization expense, for a net result of $384,000.

For the six months ended June 30, 2006, we recognized a gain of $1.9 million for the sale of investment in Army Fleet.

Interest expense decreased $1.4 million, or 60.2%, to $930,000 for the six months ended June 30, 2007, as compared to interest expense of $2.3 million for the six months ended June 30, 2006. The decrease is primarily due to the repayment of two term loans during the second quarter of 2006. In addition, we paid default interest rates to our lender during the first quarter of 2006 because the amount outstanding under our factoring facility exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lenders.

For the six months ended June 30, 2007, we recognized other income of $563,000 primarily due to the $450,000 gain recognized related to the settlement with the former shareholders of Cornwall pursuant to the Cornwall Settlement Agreement and a $113,000 settlement with the Department of Homeland Security for past services.

Loss before income taxes for the six months ended June 30, 2007 resulted in a tax benefit of $1.1 million, while the loss before income taxes for the six months ended June 30, 2006 resulted in a tax benefit of $844,000.

Liquidity and Capital Resources

As of June 30, 2007, we had $151,000 of cash on hand. Cash used by operating activities was $1.9 million for the six months ended June 30, 2007, which was due primarily to the net loss of $2.3 million. Cash provided by financing activities was $2.2 for the six months ended June 30, 2007, which was due primarily to the proceeds on term loans of $1.8 million.

The Series C Redeemable Preferred Stock outstanding at December 31, 2006 was redeemable on February 27, 2007 for an aggregate value of $6.0 million. All of the outstanding Series C Redeemable Preferred Stock was issued in connection with the Paragon Acquisition and is held by the former shareholders of Paragon Systems. On February 26, 2006, we filed a complaint against the former shareholders of Paragon Systems alleging, among other things, that the former shareholders breached certain representations set forth in the Paragon Purchase Agreement, pursuant to which the Paragon Acquisition was consummated on February 27, 2004, and that certain former shareholders committed fraud in connection with the Paragon Acquisition. In the complaint we seek, among other things, an award of damages against the former shareholders and a decree invalidating all of the outstanding shares of the Series C Redeemable Preferred Stock. Accordingly, we exercised our right of offset under the Paragon Purchase Agreement and applicable common law and have not paid the dividend payments which were otherwise due in respect of the Series C Redeemable Preferred Stock on February 28, 2006 or on any date thereafter. In addition, we did not pay the $6,000,000 redemption payment payable on February 27, 2007. In the event that we do not make the payment specified in the Mediation Settlement Agreement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report) and our complaint is unsuccessful and we are required to pay the dividend and redemption payments with respect to the Series C Redeemable Preferred Stock, we will need to raise additional debt and/or equity capital or sell assets to satisfy the obligation. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the litigation with the former shareholders regarding the Series C Redeemable Preferred Stock.

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

As of June 30, 2007, we had approximately $1,600,000 available under the credit facility and term loan. Additionally, we had $4,100,000 of unbilled accounts receivable of which the company can borrow up to $2,050,000 at the discretion of the lenders, giving the company an estimated availability of $3,650,000 as of June 30, 2007.

Our liquidity position in the future will be determined by our ability to generate cash from operations and our borrowing availability under the Credit Agreement and Factoring Agreement with our lenders and future financings. If the Company does not have sufficient eligible accounts receivable to support the level of borrowings it may need, the Company may be unable to draw on the credit facility to the extent necessary without obtaining an amendment to the Credit Agreement or other forbearance.

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

Our Chief Executive Officer has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective. We do not currently have a person serving as the Company’s Chief Financial Officer.

During the quarter ended June 30, 2007, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and as discussed below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

On May 18, 2007, we entered into a Mediation Settlement Agreement (the “Mediation Settlement Agreement”) with Charles Keathley, Robert Luther, John Wilson and Harold Bright, the former shareholders of Paragon Systems (the “Selling Shareholders”), with respect to all of the pending litigation among us, Paragon Systems and the Selling Shareholders (collectively, the “Litigation”). Pursuant to the Mediation Settlement Agreement, we paid the Selling Shareholders an aggregate of $50,000 and issued to the Selling Shareholders an aggregate of 35,000 shares of our common stock, and the Company, Paragon and the Selling Shareholders sought to stay the Litigation for 120 days.

The Mediation Settlement Agreement provides that the settlement of the Litigation will occur no later than September 15, 2007, provided that the following closing conditions have been satisfied: (i) we have obtained acceptable financing for the additional $1,200,000 payment discussed below; (ii) the parties have reached agreement regarding the representation and indemnification of the Selling Shareholders in connection with the litigation concerning our initial public offering pending against us in the United States District Court for the Northern District of Georgia; and (iii) the courts and other venues in which the Litigation is currently pending have stayed the Litigation.

Pursuant to the Mediation Settlement Agreement, if the closing conditions discussed above are satisfied prior to September 15, 2007, then the Company, Paragon and the Selling Shareholders will execute mutual releases of all claims and obligations among them existing as of the settlement date, except for the obligations arising pursuant to the Mediation Settlement Agreement itself, and will dismiss all the Litigation with prejudice, in exchange for, among other things:

(i) payment by us to the Selling Shareholders of an additional $1,200,000 in cash;

(ii) issuance to the Selling Shareholders of an additional 665,000 shares of our common stock;

(iii) termination of the Selling Shareholders’ security interest in 40% of the outstanding shares of Paragon Systems;

(iv) reduction of the aggregate redemption value of our Series C Redeemable Preferred Stock from $6.0 million to $1.5 million, with such amount to be payable upon the earlier of five years from the settlement date or the sale of 70% or more of our assets in one or more transactions (unless the proceeds from the sale are reinvested in our business, used to retire debt or used for acquisitions or working capital purposes) and with the dividends with respect to such stock (which accrue at a rate of 5% of the redemption value per annum) to be payable quarterly;

(v) agreement by us not to amend the employment agreement between us and Ronald G. Farrell, our Chief Executive Officer, to increase or enhance the compensation or benefits payable to him thereunder during the one-year period after the settlement date;

(vi) agreement by us to issue to the Selling Shareholders an aggregate of 10% of the same equity securities issued to Mr. Farrell in the event Mr. Farrell is issued any equity securities during the one-year period commencing on May 18, 2007; and

(vii) a proxy granted by the Selling Shareholders to Mr. Farrell to vote all of the shares of Common Stock issued or to be issued to them pursuant to the Mediation Settlement Agreement.

Subsequent to the execution of the Mediation Settlement Agreement: (i) the portion of the Litigation pending in the Circuit Court for Madison County, Alabama has been stayed by such court until September 17, 2007 (the “Alabama Action”); (ii) the portion of the Litigation relating to the demand for arbitration and statement of claim pending before the American Arbitration Association has been placed in abeyance (the “Arbitration”); and (iii) the portion of the Litigation pending in the United States District Court, Northern District of Georgia, Atlanta Division was administratively closed by the court, subject to the reopening by the parties should they fail to settle the Litigation (the “Georgia Action”). For a full description of the Alabama Action, the Arbitration and the Georgia Action, see our Annual Report and our Form 10-Q for the quarter ended March 31, 2007.

Item 1A.	Risk Factors.

The risk factors included in our Annual Report have not materially changed.

Item 3.	Defaults Upon Senior Securities.

See Note 5 to Part I, “Item 1. Financial Statements” of this Quarterly Report for a discussion of our determination not to pay the dividend payments on the Series C Redeemable Preferred Stock due on February 28, 2006, or at any point thereafter and not to redeem the Series C Redeemable Preferred Stock, which has a redemption value of $6.0 million and was otherwise redeemable by us on February 27, 2007.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: August 14, 2007	/s/ Ronald G. Farrell
Ronald G. Farrell Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.1	Mediation Settlement Agreement dated as of May 18, 2007, among the Company, Paragon Systems, Inc., Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Principal Executive Officer and acting Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Principal Executive Officer and acting Principal Financial Officer.	Filed herewith.

E-1