Form 10-Q
period 2007-09-30
TRI-S SECURITY CORP
filed 2007-11-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 14, 2007: 4,203,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2007

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$103	$66
Trade accounts receivable, net of allowance of $710 and $797, respectively	12,292	13,313
Prepaid expenses and other assets	939	649

Total current assets	13,334	14,028
Property and equipment, less accumulated depreciation	506	597
Goodwill	16,078	16,078
Intangibles, net
Customer contracts	3,051	4,264
Deferred loan costs	719	1,143
Other	803	991

Total assets	$34,491	$37,101

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,755	$1,104
Accrued interest expense	75	400
Accrued expenses	5,305	4,467
Factoring facility and 2007 term loan	9,953	7,506
Income taxes payable	532	1,269
Series C preferred stock subject to mandatory redemption	—	6,000
10% convertible notes	1,759	—
Long-term debt - current portion	—	284

Total current liabilities	19,379	21,030
Other liabilities:
10% convertible notes	5,661	7,273
Deferred income taxes	749	1,974
Long-term debt	11	—
Accrued interest expense - long term	296	—
Series D preferred stock subject to mandatory redemption	1,500	—

Total liabilities	27,596	30,277

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 and 3,583,704 shares issued and 4,203,280 and 3,538,280 shares outstanding at September 30, 2007 and December 31, 2006, respectively	4	3
Treasury stock - 45,424 shares at cost	(105)	(105)
Additional paid-in capital	16,295	14,109
Deficit	(9,299)	(7,183)

Total stockholders’ equity	6,895	6,824

Total liabilities and stockholders’ equity	$34,491	$37,101

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$23,805	$19,984	$65,436	$55,061
Cost of revenues
Direct labor	15,368	12,523	41,675	34,238
Indirect labor and other support costs	6,517	5,243	17,902	13,976
Amortization of customer contracts	403	409	1,213	1,233

	22,288	18,175	60,790	49,447

Gross profit	1,517	1,809	4,646	5,614

Selling, general and administrative	2,867	2,907	8,389	8,695
Amortization of intangible assets	220	233	676	696

	3,087	3,140	9,065	9,391

Operating loss	(1,570)	(1,331)	(4,419)	(3,777)

Income from investment in Army Fleet Support, LLC, net	—	—	—	384

Other Income (expense):
Interest expense	(954)	(366)	(1,884)	(2,693)
Interest on Series C redeemable preferred stock	(61)	(75)	(211)	(225)
Gain on sale of investment in Army Fleet Support, LLC	—	—	—	1,903
Other income	1,888	770	2,451	854

	873	329	356	(161)

Loss before income taxes	(697)	(1,002)	(4,063)	(3,544)
Income tax benefit	(850)	(188)	(1,947)	(1,032)

Net income (loss)	$153	$(814)	$(2,116)	$(2,522)
Basic and diluted net income (loss) per common share	$0.04	$(0.23)	$(0.59)	$(0.74)

Basic and diluted weighted average number of common shares	3,661	3,486	3,561	3,415

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flow from operating activities:
Net loss	$(2,116)	$(2,522)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on sale of non-core assets	—	(2,381)
(Income) from investment in Army Fleet Support, LLC, net	—	(384)
(Gain) on Paragon settlement	(1,888)	—
(Gain) on Cornwall settlement	(250)	—
Stock issued for services	—	44
Depreciation and amortization	2,157	2,187
Deferred income tax benefits	(1,225)	(3,356)
Non-cash employee stock option expense	164	300
Non-cash interest expense	573	830
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,021	760
Prepaid expenses and other assets	(290)	60
Trade accounts payable	651	(251)
Accrued liabilities	1,044	(1,292)
Income taxes payable	(737)	2,350

Net cash used by operating activities	(896)	(3,655)

Cash flow from investing activities:
Cash distributions from investment in Army Fleet Support, LLC	—	175
Proceeds from sale of investment in Army Fleet Support, LLC	—	10,810
Proceeds from disposal of property and equipment	—	693
Proceeds from sale of home monitoring contracts	—	608
Purchase of property and equipment	(176)	(177)

Net cash provided (used) by investing activities	(176)	12,109

Cash flow from financing activities:
Payment on Paragon settlement	(1,250)	—
Net payments on factoring facility	(53)	(3,520)
Proceeds (repayments) of term loans	2,500	(5,092)
Deferred financing costs	(65)	(43)
Repayments of capital lease obligations	(23)	—
Proceeds from exercise of stock options	—	9
Deferred initial public offering costs	—	(111)

Net cash provided (used) by financing activities	1,109	(8,757)

Net increase (decrease) in cash and cash equivalents	37	(303)
Cash and cash equivalents at beginning of period	66	463

Cash and cash equivalents at end of period	$103	$160

Supplemental disclosures of cash flow information:
Interest paid	$1,310	$1,873
Income taxes paid	$15	$19

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “we”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”); and (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group, Inc., a Florida corporation with its principal office located in Miami, Florida (“Cornwall”).

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness.

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon (also referred to herein as “SEP”). Paragon Systems owns 49% and Southeastern Protective Services owns 51% of Southeastern Paragon. Southeastern Paragon was formed to bid on certain contracts, and Paragon Systems manages the contracts awarded to Southeastern Paragon. We account for the results of Southeastern Paragon in accordance with Accounting Principal Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, each filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these notes.

3. Recent Accounting Pronouncement Implemented

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended September 30, 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of September 30, 2007, the total amount of interest and penalties accrued was $114,572. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2006 for all jurisdictions remain open to examination.

The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 56.95% and 31.81%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 34% were the state tax benefit, the reduction of book income resulting from a purchase price adjustment from the Company’s acquisition of Cornwall and the recent purchase price adjustment relating to the settlement with the former shareholders of Paragon System. The additional benefits are reduced by non-deductible stock option compensation expense and dividends paid on preferred stock.

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

The adoption of SFAS No. 123R decreased net income by approximately $163,000 and $300,000 for the nine months ended September 30, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (“APBO No. 25”).

As of September 30, 2007, there was approximately $344,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 1.9 years.

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

On September 13, 2007, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”), among the Company, Paragon Systems, and Ronald G. Farrell, our Chief Executive Officer, on the one hand, and Charles Keathley, Robert Luther, John Wilson and Harold Bright, on the other hand (collectively, the “Selling Shareholders”), with respect to all of the litigation pending among the Company, Paragon Systems, Mr. Farrell and the Selling Shareholders (collectively, the “Litigation”). Pursuant to the Settlement Agreement:

(i) the Company paid the Selling Shareholders an aggregate of $1,250,000;

(ii) the Selling Shareholders and the Company cancelled the shares of the Company’s Series C Redeemable Preferred Stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000;

(iii) the Selling Shareholders terminated and released their security interest in the outstanding shares of capital stock of Paragon;

(iv) the Company issued to the Selling Shareholders an aggregate of 700,000 shares of common stock and an aggregate of 100 shares of the Company’s newly-designated Series D Redeemable Preferred Stock (the “Preferred Shares”), which Preferred Shares (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes), and (b) accrue dividends of $750 per share per annum and are payable quarterly;

(v) the Company agreed not to amend Mr. Farrell’s employment agreement with the Company to increase or enhance the compensation or benefits payable to him thereunder until September 13, 2008;

(vi) the Company agreed to issue to the Selling Shareholders an aggregate of 10% of any equity securities of the Company which are issued to Mr. Farrell during the period commencing on May 18, 2007 and ending on May 18, 2008;

(vii) the Selling Shareholders granted to Mr. Farrell a proxy (the “Voting Agreement”) to vote, in his sole and absolute discretion, an aggregate of 700,000 shares of common stock held by them until such time as such shares are sold by them to an unaffiliated party in accordance with the terms of the Securities Act of 1933, as amended (the “Securities Act”);

(viii) the Company agreed to indemnify the Selling Shareholders for costs and expenses incurred by them relating to the litigation pending against the Company in the United States District Court for the Northern District of Georgia regarding the Company’s initial public offering; and

(ix) the Company, Paragon Systems and the Selling Shareholders released each other from all claims and obligations among them existing as of September 13, 2007 (except for obligations arising pursuant to the terms of the Settlement Agreement) and have agreed to cause the Litigation to be dismissed with prejudice.

One September 13, 2007, as a result of the settlement agreement we cancelled the shares of the Company’s Series C Redeemable Preferred Stock. Holders of the Series C Redeemable Preferred Stock had no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, is required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

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

During the first quarter of 2006, we issued 20,000 shares of our common stock for services, at a price of $4.45 per share, which services will be rendered ratably during 2006. For the three and nine months ended September 30, 2006, we recorded expense of approximately $22,000 and $66,000 for services rendered during that period.

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

During the second quarter of 2006, we sold our 10% equity interest in Army Fleet. The details of the transaction are as follows:

Cash received	$10,810,000
Book value of investment	8,907,083

Gain on sale	$1,902,917

Our investment in Army Fleet was affected by the following transactions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Investment in Army Fleet – beginning	$—	$8,698,000
Company’s share of earnings in Army Fleet	—	659,000
Amortization of the investment in Army Fleet	—	(275,000)
Cash received from Army Fleet	—	(175,000)
Sale of investment in Army Fleet	—	(8,907,000)

Investment in Army Fleet – ending	$—	$—

7. Debt and Other Obligations

Credit and Factoring Agreements

On October 18, 2005, we entered into a Credit Agreement (as amended from time to time, the “Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (collectively, our “lenders”), we borrowed $1,650,000 pursuant to a term loan with a maturity date of October 1, 2007 and $3,500,000 pursuant to a term loan with a maturity date of October 1, 2009 (collectively, the “Term Loans”). During the second quarter of 2006, the Term Loans were paid in full.

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

On June 27, 2006, Paragon Systems executed a Guaranty of Joint Venture pursuant to which Paragon Systems unconditionally guarantees to LSQ the prompt payment and performance of all obligations, indebtedness and liabilities, whether currently existing or subsequently arising, of Southeastern Paragon (the “JV Obligations”). The JV Obligations include the obligations, indebtedness and liabilities of Southeastern Paragon to LSQ under that certain Factoring and Security Agreement between Southeastern Paragon and LSQ dated as of June 27, 2006 (the “JV Factoring Agreement”), pursuant to which LSQ will purchase from Southeastern Paragon from time to time certain accounts receivable at a discount of 0.7% and provide Southeastern Paragon with a professional accounts receivable management service for a funds usage fee equal to the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The JV Factoring Agreement has a $1,000,000 initial purchase limit and a one-year term which will automatically renew unless Southeastern Paragon provides notice of its intent to terminate.

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

As of September 30, 2007, our lenders allowed us to overdraw on our credit facility and term loan by approximately $436,000. However, we had $ 4,495,000 of unbilled accounts receivable of which we can borrow up to $2,247,000 at the discretion of the lenders, giving us an estimated availability of $1,811,000 under our credit facility as of September 30, 2007.

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes (“10% Notes”) with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of our common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of the 10% Notes and warrants were allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the conversion of the 10% Notes and the exercise of the warrants as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes and exercise of the warrants. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the three months ended March 31, 2006, and approximately $426,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the three months ended September 30, 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly approximately $426,000 was recorded as interest expense and as an increase to paid in capital. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

During the second quarter of 2006, 62,500 shares of our common stock were issued upon conversion of the 10% Notes with an aggregate principal amount of $300,000. During the first quarter of 2006, 10,417 shares of common stock were issued upon conversion of the 10% Notes with an aggregate principal amount of $50,000.

8. Income Tax

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended September 30, 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of September 30, 2007, the total amount of interest and penalties accrued was $114,572. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2006 for all jurisdictions remain open to examination.

The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 50.74% and 31.81%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 34% were the state tax benefit, the reduction of book income resulting from a purchase price adjustment from the Company’s acquisition of Cornwall and the recent purchase price adjustment relating to the settlement with the Selling Shareholders. The additional benefits are reduced by non-deductible stock option compensation expense and dividends paid on preferred stock.

As a result of the gain on the sale of the Company’s investment in Army Fleet, a tax payment of approximately $1,300,000 was due in September 2007. This payment was not paid, but accrued. The Company anticipates a refund in 2008 of similar magnitude due to anticipated losses in 2007.

9. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive securities. For the three and nine months ended September 30, 2007 and 2006, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

10. Related Party Transactions

Note Receivable from Chief Executive Officer

Pursuant to the employment agreement between us and Mr. Farrell, he was entitled to receive during 2004 an aggregate bonus of $435,000. However, in order to improve the financial position of the Company prior to our initial public offering, Mr. Farrell agreed to forfeit $290,000 of such bonus and accept a cash bonus of $145,000. At the time Mr. Farrell agreed to such change in his compensation, we had already paid to Mr. Farrell $245,000 with respect to his 2004 bonus. Accordingly, Mr. Farrell agreed to repay us $100,000 pursuant to the terms of a promissory note issued by Mr. Farrell to us dated December 31, 2004, which provided for interest at a rate of 2.48% per year and was payable on December 31, 2006. The note provided that it could be prepaid at any time without penalty and could be paid, at the election of Mr. Farrell, in cash or shares of common stock or any combination thereof. During December 2006, Mr. Farrell repaid the loan balance and accrued interest with 45,424 shares of common stock. These shares are reflected as treasury stock on the accompanying balance sheet at a cost of $105,021.

Employment Agreements

Pursuant to the employment agreement, as amended, between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our earnings before interest, income taxes, depreciation and amortization, as adjusted (“EBITDA”) for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company, provided that if a change of control occurs after June 30, 2008 and before July 1, 2010, Mr. Farrell is entitled to receive all monies which he would have been paid under the employment agreement had the term the agreement terminated on the second anniversary of such change of control rather than on June 30, 2010. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of the Board.

On September 14, 2007, the Company entered into an employment agreement with John R. Oliver, pursuant to which Mr. Oliver has agreed to serve as the Company’s Chief Financial Officer for a term of two years. Pursuant to Mr. Oliver’s employment agreement, the Company has agreed to pay Mr. Oliver for his service as the Company’s Chief Financial Officer as follows: (i) a base salary at a rate of $190,000 per year, (ii) an annual retention bonus equal to $10,000 per year and (iii) an annual performance bonus equal to 2% of EBITDA for such year, provided that the annual performance bonus may not exceed 60% of the base salary for such year. On September 19, 2007, the Company granted to Mr. Oliver, pursuant to our stock option plan, an option to purchase 100,000 shares of common stock at an exercise price of $2.20 per share, with one-half of the underlying shares vesting on each of the first anniversary and the second anniversary of the date of grant. The option will have an exercise price equal to the fair market value of the common stock on the date of grant.

Pursuant to Mr. Oliver’s employment agreement, the Company also will provide certain other benefits and expense reimbursements to Mr. Oliver as are consistent with his position as the Chief Financial Officer of the Company. Mr. Oliver is also entitled to participate in any employment benefit plan, stock option plan and other fringe benefit plan at the discretion of the Board.

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2007
Revenues	$23,805	$9,674	$14,131	$—
Amortization and depreciation	719	431	129	159
Operating (loss)	(1,570)	(235)	(304)	(1,031)
Current assets	13,334	5,584	7,744	6
Goodwill	16,078	8,331	7,747	—
Other Intangibles	4,573	3,418	464	691
Total assets	34,491	17,567	16,169	755

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2006
Revenues	$19,984	$10,226	$9,758	$—
Amortization and depreciation	730	446	116	168
Operating (loss)	(1,331)	51	(400)	(982)
Current assets	11,492	5,939	5,380	173
Goodwill	16,075	8,328	7,747	—
Other Intangibles	7,036	4,916	813	1307
Total assets	35,258	19,603	14,107	1,548

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2007
Revenues	$65,436	$29,859	$35,577	$—
Amortization and depreciation	2,157	1,300	363	493
Operating (loss)	(4,419)	(1014)	(489)	(2,916)
Current assets	13,334	5,584	7,744	6
Goodwill	16,078	8,331	7,747	—
Other Intangibles	4,573	3,418	464	691
Total assets	34,491	17,567	16,169	755

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2006
Revenues	$55,061	$30,317	$24,744	$—
Amortization and depreciation	2188	1377	310	501
Operating (loss)	(3,777)	(148)	(834)	(2,795)
Current assets	11,492	5,939	5,380	173
Goodwill	16,075	8,328	7,747	—
Other Intangibles	7,036	4,916	813	1,307
Total assets	35,258	19,603	14,107	1,548

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

You should carefully review the information contained in this Quarterly Report and should particularly consider any risks and other factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. Except for historical information contained herein, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

SFAS No. 123(R). On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective-transition approach method. The adoption increased our net loss by $163,000 and $300,000 for the nine months ended September 30, 2007 and 2006, respectively, compared to our previous method of accounting for share-based compensation under APBO No. 25. We will incur approximately $344,000 of expense over a weighted average of 1.9 years for all unvested options.

Results of Operations - Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue increased $3.8 million to $23.8 million, or 19.0%, for the three months ended September 30, 2007, as compared to revenue of $20.0 million for the three months ended September 30, 2006. The increase in revenue is primarily due to the increase in revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007.

Cost of revenue increased $4.1 million to $22.3 million, or 22.5%, for the three months ended September 30, 2007, as compared to cost of revenue of $18.2 million for the three months ended September 30, 2006. Our cost of revenues increased primarily due to the increase in cost of revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007, and an adjustment to reserves for self-insured workers compensation.

Our gross profit decreased by $0.3 million to $1.5 million for the three months ended September 30, 2007, as compared to gross profit of $1.8 million for the three months ended September 30, 2006. Our gross margin percentage decreased to 6.3% for the three months ended September 30, 2007, as compared to 9.0% for the three months ended September 30, 2006. This decrease is attributable to new contract start up costs and the adjustment to reserves for self-insured workers compensation.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, decreased $40,000 to $2.9 million, or 1.4%, for the three months ended September 30, 2007, as compared to $2.9 million for the three months ended September 30, 2006. This decrease is primarily due to reduced legal fees and personnel related cost reductions.

Interest expense increased $588,000, or 160.7%, to $954,000 for the three months ended September 30, 2007, as compared to interest expense of $366,000 for the three months ended September 30, 2006. Most of this increase was due to a non-cash in nature interest charge of $426,000 associated with the 10% Notes that became convertible. The 10% Notes were issued in 2005 and the holders impacted have not exercised the conversion feature.

For the three months ended September 30, 2007, we recognized other income of $1.9 million related to the settlement of Litigation with the Selling Shareholders.

Loss before income taxes for the three months ended September 30, 2007 resulted in a tax benefit of $850,000, while the loss before income taxes for the three months ended September 30, 2006 resulted in a tax benefit of $188,000.

Results of Operations - Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue increased $10.3 million to $65.4 million, or 18.7%, for the nine months ended September 30, 2007, as compared to revenue of $55.1 million for the nine months ended September 30, 2006. The increase in revenue is primarily due to the increase in revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007.

Cost of revenue increased $11.4 million to $60.8 million, or 23.1%, for the nine months ended September 30, 2007, as compared to cost of revenue of $49.4 million for the nine months ended September 30, 2006. Our cost of revenues increased primarily due to the increase in cost of revenue at Paragon Systems and Southeastern Paragon related to new contracts initiated during 2006 and 2007, and an adjustment to reserves for self-insured workers compensation.

Our gross profit decreased by $1.0 million to $4.6 million for the nine months ended September 30, 2007, as compared to gross profit of $5.6 million for the nine months ended September 30, 2006. Our gross margin percentage decreased to 7.0% for the nine months ended September 30, 2007, as compared to 10.2% for the three months ended September 30, 2006.

Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, decreased $306,000 to $8.4 million, or 3.5%, for the nine months ended September 30, 2007, as compared to $8.7 million for the nine months ended September 30, 2006. The decrease was primarily due to personnel related cost reductions.

Income with respect to our equity interest in Army Fleet decreased $384,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, as we sold our equity interest in Army Fleet during the second quarter of 2006. For the nine months ended September 30, 2006, we recognized $659,000 of net earnings with respect to our equity interest in Army Fleet less $275,000 of amortization expense, for a net result of $384,000.

For the nine months ended September 30, 2006, we recognized a gain of $1.9 million for the sale of investment in Army Fleet.

Interest expense decreased $809,000, or 30.0%, to $1.9 million for the nine months ended September 30, 2007, as compared to interest expense of $2.7 million for the nine months ended September 30, 2006. The decrease is primarily due to the repayment of two term loans during the second quarter of 2006. In addition, we paid default interest rates to our lender during the first quarter of 2006 because the amount outstanding under our factoring facility exceeded the maximum availability under the factoring facility based on the collateral formula in the Factoring Agreement with our lenders.

For the nine months ended September 30, 2007, we recognized other income of $2,451,000 due to the recognition of (i) $1.9 million gain related to the settlement of Litigation with the Selling Shareholders, (ii) $450,000 gain related to the settlement with the former shareholders of Cornwall, and (iii) $113,000 settlement with the Department of Homeland Security for past services.

Loss before income taxes for the nine months ended September 30, 2007 resulted in a tax benefit of $1.9 million, while the loss before income taxes for the nine months ended September 30, 2006 resulted in a tax benefit of $1.0 million.

Liquidity and Capital Resources

As of September 30, 2007, we had $103,000 of cash on hand. Cash used by operating activities was $896,000 for the nine months ended September 30, 2007, due primarily to the net loss of $2.1 million, which was offset by the decrease in trade accounts receivable of $1.0 million. Cash provided by financing activities was $1.1 million for the nine months ended September 30, 2007, due primarily to the proceeds on 2007 Term Loan of $2.5 million, which was offset by $1.3 million due to the settlement of the Litigation (including the cancellation of the Series C Redeemable Preferred Stock).

As of September 30, 2007, our lenders allowed us to overdraw on our credit facility and term loan by approximately $436,000. However, we had $ 4,495,000 of unbilled accounts receivable of which the company can borrow up to $2,247,000 at the discretion of the lenders, giving the company an estimated availability of $1,811,000 as of September 30, 2007.

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

During the quarter ended September 30, 2007, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in our Annual Report, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, and June 30, 2007, and as discussed below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

Litigation with the Former Shareholders of Paragon Systems

On September 13, 2007, the Company entered into a the Settlement Agreement, among the Company, Paragon Systems and Ronald G. Farrell, the Company’s Chief Executive Officer, on the one hand, and the Selling Shareholders of Paragon Systems, on the other hand, with respect to all of the Litigation pending among such parties. Pursuant to the Settlement Agreement:

(i) the Company paid the Selling Shareholders an aggregate of $1,250,000;

(ii) the Selling Shareholders and the Company cancelled the shares of the Company’s Series C Redeemable Preferred Stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000;

(iii) the Selling Shareholders terminated and released their security interest in the outstanding shares of capital stock of Paragon Systems;

(iv) the Company issued to the Selling Shareholders an aggregate of 700,000 shares of the Company’s common stock and an aggregate of 100 Preferred Shares, which Preferred Shares (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes) and (b) accrue dividends of $750 per share per annum, payable quarterly;

(v) the Company agreed not to amend Mr. Farrell’s employment agreement with the Company to increase or enhance the compensation or benefits payable to him thereunder until September 13, 2008;

(vi) the Company agreed to issue to the Selling Shareholders an aggregate of 10% of any equity securities of the Company which are issued to Mr. Farrell during the period commencing on May 18, 2007 and ending on May 18, 2008;

(vii) the Selling Shareholders, pursuant to a Voting Agreement, granted to Mr. Farrell a proxy to vote, in his sole and absolute discretion, an aggregate of 700,000 shares of common stock held by the Selling Shareholders until such time as such shares are sold by them to an unaffiliated party in accordance with the terms of the Securities Act;

(viii) the Company agreed to indemnify the Selling Shareholders for costs and expenses incurred by them relating to the litigation pending against the Company in the United States District Court for the Northern District of Georgia regarding the Company’s initial public offering; and

(ix) the Company, Paragon Systems and the Selling Shareholders released each other from all claims and obligations among them existing as of September 13, 2007 (except for obligations arising pursuant to the terms of the Settlement Agreement) and have agreed to cause the Litigation to be dismissed with prejudice.

Prior to the execution of the Settlement Agreement, the parties executed a Mediation Settlement Agreement. For a full description of the Mediation Settlement Agreement, see our Form 10-Q for the quarter ended June 30, 2007. Subsequent to the execution of the Mediation Settlement Agreement: (i) the portion of the Litigation pending in the Circuit Court for Madison County, Alabama has been stayed by such court until September 17, 2007 (the “Alabama Action”); (ii) the portion of the Litigation relating to the demand for arbitration and statement of claim pending before the American Arbitration Association has been placed in abeyance

(the “Arbitration”); and (iii) the portion of the Litigation pending in the United States District Court, Northern District of Georgia, Atlanta Division was administratively closed by the court, subject to the reopening by the parties should they fail to settle the Litigation (the “Georgia Action”). For a full description of the Alabama Action, the Arbitration and the Georgia Action, see our Annual Report and our Form 10-Q for the quarter ended March 31, 2007.

Litigation Regarding Our Initial Public Offering

As previously disclosed, on November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against us, our Chief Executive Officer, our former Chief Financial Officer and the lead underwriters in our initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with our initial public offering. More specifically, the complaint alleges that the registration statement relating to our initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, we removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court and that motion was granted on September 14, 2007. The defendants have until November 30, 2007 to answer and otherwise respond to the complaint. We intend to vigorously defend the action. We tendered the complaint to our insurance carrier, which has denied coverage. We dispute the position taken by our insurance carrier and fully intend to enforce our rights under our directors’ and officers’ insurance policy and to pursue all available remedies against our insurance carrier.

Item 1A.	Risk Factors.

The risk factors included in our Annual Report have not materially changed with the exception of our lawsuit with the former shareholders of Paragon Systems. We were able to settle the claims with respect to the Series C Redeemable Preferred Stock on September 13, 2007 and the Company is no longer at risk for default under our Credit Agreement with respect to the Series C Redeemable Preferred Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2007, we issued a 10-year option to each of our three outside directors to purchase 5,000 shares of common stock at an exercise price of $2.16 per share. The options were issued pursuant to our Amended and Restated 2004 Stock Incentive Plan, which was approved by our shareholders at our 2006 annual meeting of shareholders held on November 7, 2006.

The options were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act (“Section 4(2)”). We based such reliance upon representations made by the recipients of the options regarding their investment intent and sophistication, among other things.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: November 14, 2007	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Tri-S Security Corporation, effective September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007

3.3	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.4	Amendment to the Amended and Restated Bylaws of Tri-S Security Corporation, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007

10.1	Employment Agreement, dated September 14, 2007, between the Company and John R. Oliver.	Filed herewith.

10.2	Settlement Agreement and General Release, dated September 13, 2007, among the Company, Paragon Systems, Inc., Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

10.3	Voting Agreement, dated September 13, 2007, among the Company, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.	Filed herewith.

E-1