Form 10-K
period 2007-12-31
TRI-S SECURITY CORP
filed 2008-03-31
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates completed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter is $6,981,505.

As of March 26, 2008, 4,203,280 shares of common stock were outstanding.

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

For the Year Ended December 31, 2007

PART I

Note Regarding Forward-Looking Statements

Tri-S Security Corporation, a Georgia corporation (“Tri-S Security”), and its subsidiaries (together, the “Company” or “we”) have made forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), including, without limitation, in the sections herein titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “intends,” “seeks,” “could,” “will,” “predicts,” “potential,” “continue,” “may,” “plans,” “estimates” and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

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

Tri-S Security was incorporated in Georgia in October 2001 under the name “Diversified Security Corporation” and changed its name to “Tri-S Security Corporation” in August 2004. We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. Our acquisition strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographic areas and capture market share in the markets in which we operate and improve our profitability. We may pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain. During 2007, we did not pursue acquisitions as aggressively as in the past because we were focused on the integration of the companies previously acquired. In the future, we plan to resume our acquisition plan if opportunities are available.

We made our first acquisition on February 27, 2004, when we acquired all of the outstanding capital stock of Paragon Systems, a contract guard services and logistics provider for a purchase price of $16,000,000 (the “Paragon Acquisition”). At the closing of the Paragon Acquisition, we: (i) paid $10 million, of which $2.3 million was paid in cash and $7.7 million was paid through issuance of promissory notes to the former shareholders of Paragon Systems (the “Paragon Notes”); and (ii) issued to the former shareholders an aggregate of 100 shares of our Series C Redeemable Preferred Stock, with an aggregate redemption value of $6.0 million (the “Series C Redeemable Preferred Stock”), payable no later than February 27, 2007. Our payment obligations under the Series C Redeemable Preferred Stock were secured by a pledge of 40% of the outstanding capital stock of Paragon Systems. On February 27, 2006, we filed a lawsuit against the former shareholders of Paragon Systems alleging, among other things, that they breached certain representations made by them in the Stock Purchase Agreement between us and the former shareholders dated as of February 23, 2004, pursuant to which we acquired Paragon Systems (the “Paragon Purchase Agreement”). On September 13, 2007, the Company entered into a Settlement Agreement between the company, Paragon Systems and Ronald G. Farrell, the Company’s Chief Executive Officer and the former shareholders of Paragon Systems (the “Selling Shareholders”) of Paragon Systems with respect to all of the litigation pending among such parties (the “Litigation”). See the section of this Annual Report entitled “Legal Proceedings” for further discussion of the Settlement Agreement.

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

We made our second acquisition on October 18, 2005, when we acquired all of the outstanding capital stock of Cornwall, a provider of security and investigative services, including armed and unarmed uniform guards, video and alarm monitoring, alarm installation, and GPS monitoring, to government and private sector customers in the Miami, Florida area (the “Cornwall Acquisition”). Cornwall has nine wholly-owned subsidiaries: International Monitoring, Inc.; Protection Technologies Corporation; Vanguard Security, Inc.; Armor Security, Inc.; Forestville Corporation; Vanguard of Broward County, Inc.; On Guard Security and Investigations, Inc., Guardsource Corp. and Virtual Guard Service, Inc. At the closing of the Cornwall Acquisition, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement”). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement (i) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (ii) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (iii) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall.

In March 2006, Paragon Systems formed Southeastern Paragon (“SEP”), a joint venture between Paragon Systems and Southeastern Protective Services, Inc. SEP has been certified by the U.S. Small Business Administration (the “SBA”) as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of SEP and is the manager of the SEP business.

In September 2007, Paragon Systems formed On Duty Patrol Services LLC (“ODPS”), a joint venture between Paragon Systems and On Duty Patrol Services, Inc. ODPS has been certified by the U.S. Small Business Administration (the “SBA”) as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of ODPS.

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

In 1991, Paragon Systems applied to be certified as an 8(a) firm (a small and disadvantaged business) by the SBA. In 1993, Paragon Systems was certified as an 8(a) firm and, in 1994, was awarded its first guard contract to provide security guard services for the U.S. Army Corps of Engineers. Since such time, Paragon Systems has obtained contracts with various other Federal government agencies and has developed contract guard security services as its core business. Paragon Systems’ certification as an 8(a) firm expired in September 2002, and its revenues from its security guard service business have grown to a level which makes it ineligible to qualify once again for certification as an 8(a) firm. Paragon Systems is now expanding its security guard service business by bidding on larger contracts than it was first awarded when certified as an 8(a) firm.

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

Through Paragon Systems and Southeastern Paragon, we employ approximately 1,100 persons in the course of providing contract guard services and maintain field offices located in Alabama, Kentucky, Maryland, Mississippi, Washington, Pennsylvania, New York, Louisiana, Oregon, California, South Carolina and Washington, DC. Paragon Systems moved its Huntsville, Alabama offices to Chantilly, Virginia in December 2005. A full staff supports the majority of field operations in the Chantilly, Virginia office, including human resources, accounting, payroll, quality control, logistics, computer services, training, and other supporting functions as needed. Accounts payable support is now managed in Tri-S Security’s headquarters in Alpharetta, Georgia.

The following table sets forth the number of our Federal government contracts serviced by Paragon Systems during the time periods and within the revenue ranges indicated:

Annual Revenues	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Less Than $1.0 Million per Contract	4	8	4
$1.0 to $3.0 Million per Contract	7	4	3
Greater than $3.0 Million per Contract	7	4	5

On December 31, 2007, 16 contracts were active. At December 31, 2007, SEP was serving 2 Federal contracts with aggregate annual contract revenue of approximately $5.6 million.

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

Employees

As of December 31, 2007, we employed approximately 2,600 people, consisting of security guards, managerial and administrative employees. Our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the contract guard services industry is characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified security guards, although when labor has been in short supply, we have been required to pay higher wages and incur overtime charges.

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

Our comprehensive training programs for our security guards include pre-assignment training, on-the-job assignment training and refresher training. Pre-assignment training explains the duties and powers of a guard, report preparation, emergency procedures, ethics and professionalism, grounds for discharge, general orders, uniforms and personal appearance, and basic post responsibilities. It also includes jurisdiction and legal responsibilities, use of force, arrest authority and procedures, search and seizure procedures, crime scene protection, rules of evidence, hostage situations, bomb threats and incidents, workplace violence, sabotage and espionage, terrorism/anti-terrorism and weapons of mass destruction. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on an annual basis as the need arises as determined by the local area supervisor and manager or quality control personnel.

Unionized employees account for approximately 19% of our employees and work under collective bargaining agreements with the United Union of Security Guards, United Government Security Officers of America, United Federation of Special Police & Security Officers and the Security Police and Fire Professionals of America. These collective bargaining agreements do not permit work stoppages. Our relations with our employees have generally been satisfactory. Guards and other personnel supplied by us to its customers are our employees, even though they may be stationed regularly at the customer’s premises.

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

Customers

Since the Cornwall Acquisition, we have provided our contract guard services to customers in 13 states and Washington, DC. We provide contract guard services for the following Federal government agencies: (i) the Department of Homeland Security; (ii) the Social Security Administration; (iii) the Army Corps of Engineers; (iv) the U.S. Coast Guard; (v) the National Park Service; and (vi) the Department of Defense. We also provide contract guard services to the following state and local government agencies and private sector organizations: (a) Miami/Dade local government (municipal government); (b) Florida Department of Transportation; (c) Exxon Mobile; and (d) The University of Miami.

Our typical customer contract may provide for an hourly or monthly billing rate used for all security guards at a site or variable hourly billing rates for different guards. Our contracts are usually multi-year contracts with renewal options. For the year ended December 31, 2007, 6 contracts represented more than 48% of our revenues as follows:

General Services Administration (“GSA”) (Miami/Dade County)	14%
Social Security Administration (“SSA”) (Baltimore)	13%
Department of Homeland Security (“DHS”) – Washington, DC	8%
GSA (Kentucky)	5%
SSA Metro West Complex (Baltimore)	4%
GSA (Alabama)	4%

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

In the bidding process for our Federal government contracts, there may be 30 bidders or more. However, typically only 5 or 6 bidders have the technical qualifications as established by the government agency’s request for proposal. In the bidding process for our private sector contracts, there are typically five to seven other bidders. In each bidding process, we compete primarily on price, the quality of our service and our history of providing contract guard services in the southeastern portion of the United States for over a decade.

Our largest competitors in the contract guard services market include contract security service providers such as Coastal International Security and Wackenhut/Alletug, Securitas and Allied Barton. These competitors are much larger than we are and have significantly greater resources with which to target our markets, including name recognition. The guard industry also contains a large number of smaller regional and local security service providers in the United States, in addition to those listed above which also directly compete with us, including Alpha Protective Services, Inter-Con Security, Knight Protective Services, Inc., US Security Associates, MVM, Akal Security, and Security Consultants Group.

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

Contract Guard Service

The contract guard services segment of the security industry includes security and patrol services, as well as various types of investigation services, including background, undercover, insurance claims and financial fraud. Contract guard services are provided under contracts in which the guard company agrees to recruit, hire, train, supervise, schedule and pay security guards deployed to certain specified sites, as well as to provide firearms, uniforms and equipment. Typical functions for security guards include patrolling the premises, checking identification for access control, staffing a security control center, monitoring activities on CCTV, and responding to emergency requests for assistance. Contract guard services are customarily charged to the customer at an hourly or monthly rate (which can be fixed or variable). A contract guard company’s profit is based on the “spread” of the hourly or monthly rate over the cost of the guard.

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

Our Strategy

Operations

Our objective is to increase our revenues, profitability and market position, while maintaining the highest level of service to our customers. The key elements of our operations strategy include the following:

•	managing personnel costs by minimizing turnover through effective recruitment, training and supervision of guards;

•	retaining existing customers and engaging new customers by servicing clients with the highest degree of integrity and responsiveness;

•	developing cost-effective solutions for the security needs of our customers;

•	capitalizing on the growing trend among businesses and Federal government agencies to outsource non-core functions such as security officer services; and

•	developing our consolidated operating infrastructure for all acquired companies’ accounts payable to leverage larger company efficiencies.

Federal Government Contracts

Typically, a service provider is awarded a multi-year contract through a Federal government facility with renewal options each year of the contract in order to comport with Congressional funding as well as performance reviews. With our standard Federal government contracts, we are awarded a multi-year contract, an extension for each of the subsequent years of the contract and the opportunity to bid for the overall contract renewal.

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

We currently have bids outstanding on Federal government contracts for contract guard services valued at an aggregate amount of over $300 million over the next five-years. In addition, we have been solicited to bid on contracts valued at an aggregate amount of approximately $300 million over the next five years. Our ability to bid on larger contracts is constrained because we do not currently have sufficient capital to cover the substantial start-up costs we would incur if awarded a significant number of contracts with higher values.

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

Because the security industry is still very highly fragmented, we believe there will be no lack of opportunities for acquiring the type of companies that are the focus of our planned acquisition efforts. Both industry segments are marked by concentration by several of the well known larger providers of security services, such as Allied Barton., Securitas Security Services USA and Rentokil Initial plc. While there is concentration among the larger providers, we believe there remains a number of quality, sizable regional and local providers that are available for acquisition.

Item 1A.	Risk Factors

Risks Relating to Our Indebtedness and Litigation

If we are in default under our Amended and Restated Credit Agreement or any agreement we have with our Lenders, then all amounts due there under will become immediately due and payable, which will have a material adverse effect on our business and financial condition.

On December 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “Lenders”), which amends and restates the Credit Agreement between us and our Lenders dated as of October 19, 2005, as amended from time to time (the “Original Credit Agreement”). The Amended and Restated Credit Agreement amends and restates the Original Credit Agreement to provide us with a revolving, asset-based lending facility with up to $25.0 million of borrowing availability, replacing our pre-existing factoring facility with up to $12.0 million of borrowing availability under the Original Credit Agreement. In connection with entering into the Amended and Restated Credit Agreement, we also entered into (i) a Loan and Security Agreement with LSQ (the “Loan and Security Agreement”) and (ii) a Supplemental Agreement to Amended and Restated Credit Agreement with Lender (the “Credit Agreement Supplement”).

The Amended and Restated Credit Agreement continues to provide for the $2,500,000 term loan to us (the “2007 Term Loan”) contemplated by the Original Credit Agreement. Under the Amended and Restated Credit Agreement, interest on the 2007 Term Loan accrues at a rate equal to the prime rate, as published by the Wall Street Journal from time to time (the “Prime Rate”), plus 4.50% (the “Non-Default Rate”), but at no time shall the interest rate be less than 11.25% per annum. If an event of default under the Amended and Restated Credit Agreement occurs, then interest accrues on the 2007 Term Loan at a rate equal to the Non-Default Rate plus 5% and certain other default fees specified in the Amended and Restated Credit Agreement would become due and payable.

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2008 and at any time thereafter that the 2007 Term Loan has been repaid in full. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5%. In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%.

Under the Credit Agreement Supplement, anytime the 2007 Term Loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 2.25% of the highest daily overadvance amount, which is the highest daily amount in any given month calculated as follows: the outstanding 2007 Term Loan, plus all outstanding Advances less the borrowing base.

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of December 31, 2007 is approximately $14.1 million. Additionally, from time to time during 2007, we have borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, The Company was not in compliance with the Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, the Company and its subsidiaries entered into an Amendment and Forbearance Agreement (the “Agreement”) with the Lenders. Pursuant to the Agreement, the Lenders waived certain specified defaults under the Company’s credit agreement with the Lenders and agreed to forebear from exercising all remedies available to the Lenders in connection with such existing defaults until the earlier of a potential equity or subordinated debt offering or January 1, 2009.

If an event of default under the Amended and Restated Credit Agreement or any agreement we have with our Lenders occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable and we are unable to raise significant capital or obtain from our Lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our Lenders, our Lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

If our Lenders stop advancing funds to us under the Amended and Restated Credit Agreement, then we may not be able to satisfy our current operating payables, which would have a material adverse impact on our business and financial condition.

We rely on advances under the Amended and Restated Credit Agreement and borrowings under the 2007 Term Loan for funds to satisfy our cash flow needs for our daily operations. Our Lenders are not obligated to advance additional funds to us under the Amended and Restated Credit Agreement or the 2007 Term Loan if the funds advanced to us and outstanding under the Amended and Restated Credit Agreement exceed our maximum availability or if we are otherwise in default under our agreements with our Lenders. If our Lenders stop advancing funds to us under the Amended and Restated Credit Agreement or do not allow us to borrow under the 2007 Term Loan, then we may not be able to satisfy our current operating payables, which would make it difficult for us to satisfy our contractual obligations to our customers. If we are not able to satisfy our current operating payables or our contractual obligations to our customers, then our business and financial condition will be materially and adversely affected. Further, our Lenders will not be obligated to advance additional funds to us under the Amended and Restated Credit Agreement until we reduce the amount of the advances outstanding under the Amended and Restated Credit Agreement to an amount which is less than our maximum availability. We may not be able to do so unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all.

We have substantial debt.

As of December 31, 2007, we had approximately $23.1 million of outstanding debt (excluding obligations to trade creditors and taxing authorities including the IRS). We may incur substantial additional debt in the future, including additional debt under the Loan and Security Agreement. It will be difficult for us to satisfy our payment obligations. Our considerable indebtedness could have important consequences to you, including, but not limited to, the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we are exposed to fluctuations in interest rates because Advances under the Loan and Security Agreement and the 2007 Term Loan have variable rates of interest;

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

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to make our scheduled debt service payments or otherwise satisfy our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service payments. If our cash flows and capital resources are insufficient to fund our debt service obligations, then we could face substantial liquidity problems and might be required to scale back our operations or dispose of material assets to meet our debt service obligations. The Amended and Restated Credit Agreement restricts our ability to dispose of our assets and requires that all proceeds from any such disposition be used to reduce our obligations under the Amended and Restated Credit Agreement. Even if we are able to dispose of certain assets, we may not be able to make such dispositions at prices that we believe are fair or use the proceeds from such dispositions to make payments on our indebtedness, other than under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement imposes significant restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

The Amended and Restated Credit Agreement imposes significant operating and financial restrictions on us. These restrictions limit our ability to:

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

We have granted to our Lenders a security interest in all of the capital stock of all of our subsidiaries to secure our obligations to our Lenders. If we are in default under the Amended and Restated Credit Agreement, the Loan and Security Agreement or any other agreement with our Lenders, then our Lenders could foreclose on such stock. If our Lenders foreclose on the stock pledged to them, then we will lose a significant portion or all of our revenue, and our business and financial condition will be materially and adversely affected.

We have a state income tax liability of $0.5 million for the 2006 tax year which we may be unable to pay due to liquidity issues.

As of December 31, 2007, we have a state income tax liability of approximately $0.5 million, including accrued penalties and interest, owed to the State of Alabama. In order to pay the State of Alabama and satisfy the obligation, we will be required to draw upon our debt facilities. We may be unable to pay our tax liability in the ordinary course because (i) we may not have the availability under our credit facility to make the payment or (ii) our Lenders may be unwilling to advance the funds under our credit facility to make the payment.

Risks Relating to Our Industry and Business

We depend on the Amended and Restated Credit Agreement to meet our cash flow needs, which reduces our profit margin.

Pursuant to the Loan and Security Agreement, our Lenders shall make advances not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2008 and at any time thereafter that the 2007 Term Loan has been repaid in full. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1.0% and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5%. In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. This discount and usage fee reduces our profit margins. We cannot, however, cease financing our receivables because the funds provided by our Lenders are necessary to satisfy our cash flow needs. In fact, we utilize the Amended and Restated Credit Agreement to allow us to finance substantially all of our accounts receivable. We believe that if the Amended and Restated Credit Agreement with our Lenders were to terminate, then we would need to obtain a new credit agreement. Our obligations to our Lenders are secured by a lien on all of our assets; consequently, if we are liquidated, then there may not be any assets available for distribution to shareholders or creditors other than our Lenders.

Our service contracts often provide for fixed hourly bill rates or permit limited fee adjustments, and our business, financial condition and results of operations will be materially and adversely affected if increases in our costs cannot be charged to our customers.

Our largest expenses are payroll, payroll taxes and employee related benefits. Most of our service contracts provide for a fixed hourly bill rate, and some of our service contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such service contracts or not at all. Competitive pressures also may prevent us from raising our fees or hourly bill rates when contracts are renewed. If, due to inflation or other causes, including increases in statutory payroll taxes, we must increase the wages, salaries and related taxes and benefits of our employees at rates faster than we can increase the fees charged under our service contracts, then our profitability will be adversely affected.

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

The contract security guard services industry is intensely competitive. We directly compete with companies that are national and international in scope, and some of our competitors have significantly greater personnel, financial, technical and marketing resources than we do, generate greater revenues than we do and have greater name recognition than we do. The recent trend toward consolidation in our industry will likely lead to increased competition from these companies. We also compete with smaller local and regional companies that may have better knowledge of the local conditions in their regions, are better known locally and are better able to gain customers in their regions. There are relatively low barriers to entry into the contract security guard services industry, and we have faced and expect to continue to face additional competition from new entrants into the contract security guard services industry. In addition, some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. If we cannot successfully compete with new or existing security service providers, then our business, financial condition and results of operations will be adversely affected.

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

We provide security services at various customer locations. We may be held liable for the negligent acts or misconduct of our security guards or other employees performed while on duty and in the course and scope of their employment. We experience a significant volume of claims and litigation asserting that we are liable for damages as a result of the conduct of our security guards or other employees. We may from time to time be subject to claims that our security guards have physically or emotionally harmed individuals in the course of providing these services, or members of the public may be otherwise injured by events occurring on client premises, including events that are not under the immediate control of our security guards. Individuals may bring personal injury lawsuits against us seeking substantial damages based on alleged negligence or other theories of liability in our provision of security services, including with respect to injuries not directly caused by, or within the control of, our security guards. Under principles of common law, we can generally be held liable for wrongful acts or omissions to act of our agents or employees during the course, and within the scope, of their agency or employment with us.

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

We are subject to a large number of city, county and state occupational licensing laws and regulations that apply to security guards. Most states have laws, or legislation pending, requiring qualification, training and registration of security guards, regulating the use of identification cards, badges and uniforms and imposing minimum bond surety or insurance standards. Any liability we may have from our failure to comply with these regulations may materially and adversely affect our business by restricting our operations and subjecting us to substantial penalties. In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

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

If we fail to integrate acquired businesses successfully or to manage our growth, it could have a material adverse effect on our business. Further, we may be unable to maintain or enhance the profitability of any acquired business, consolidate its operations to achieve cost savings or maintain or renew any of its contracts.

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

Our acquisition strategy will require substantial capital. Such capital may be obtained by borrowings under credit facilities, through the issuance of long-term or short-term indebtedness or through the issuance of equity securities in private or public transactions. The Amended and Restated Credit Agreement restricts our ability to incur additional debt without the approval of our Lenders. If we are able to incur additional debt to pursue our acquisition strategy, then our interest expense will increase. Furthermore, we may not be able to obtain financing for future acquisitions on suitable terms, if at all.

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

In order to fund our operations and increase revenues, additional financing may be required, which additional financing may not be available to us on commercially reasonable terms, if at all. We may not be successful in raising additional capital, and the proceeds of any future financings may not be sufficient to meet our future capital needs. We may need to seek additional financing sooner than we anticipate as a result of any of changes in operating plans, lower than anticipated sales or increased operating costs.

Compliance with the corporate governance requirements to which we are subject as a public corporation will cause us to incur significant costs, and the failure to comply with such requirements will expose us to investigations and sanctions by regulatory authorities.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules and regulations subsequently adopted by the SEC, the Public Corporation Accounting Oversight Board and The Nasdaq Stock Market, LLC. (the “Nasdaq”). In particular, we will be required to include a management report on internal control as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of Sarbanes-Oxley. Although we believe we have adequate internal control procedures in place, we are in the process of evaluating our internal controls systems in order (i) to allow management to report on our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete and (iii) to help ensure that we will be able to comply with the other provisions of Section 404 of Sarbanes-Oxley. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or otherwise achieve adequate compliance with such requirements, then we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including the common stock. In addition, we expect that these laws, rules and regulations will increase our legal and financial compliance costs and make certain corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to maintain director and officer liability insurance.

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

During economic declines, some decisions to implement security programs and install systems may be deferred or cancelled. In other cases, customers may increase their purchases of security systems because they fear more inventory shrinkage and theft will occur due to increasing economic need. We are not able to accurately predict to what extent an economic slowdown will decrease the demand for our services. If demand for our services decreases, then our revenues will decline.

Risks Related to Government Contracting

We derive a significant portion of our revenue from Federal government contracts which the government may terminate at any time or decide not to extend after their scheduled expiration. If we are unable to replace any contract which is not extended or is terminated, then our revenues will decline.

During 2007, we derived approximately 55% of our consolidated revenue from contracts with the Federal government. Federal government contracts typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

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

During 2008, we expect to derive approximately 60% of our consolidated revenue from contracts with Federal government agencies. If any of our current Federal government customers determines not to renew or terminate its contract, then our revenues may significantly decline.

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

The GSA secures the buildings, products, services, technology and other workplace essentials which Federal agencies need to operate. GSA Federal Supply Schedule Contracts are contract vehicles under which Federal government agencies may purchase professional services or products. Federal government agencies may choose to award contracts only to GSA Federal Supply Schedule Contractors to reduce the number of qualified bidders and to expedite the bidding process. Paragon Systems has been approved by the GSA as a GSA Federal Supply Schedule Contractor and, therefore, is able to bid on Federal government contracts awarded using the GSA Federal Supply Schedule. Currently, six of our contracts with annualized revenues of approximately $25 million have been procured under the GSA Federal Supply Schedule. During the year ended December 31, 2007, the revenues on our contracts procured under the GSA Federal Supply Schedule totaled approximately 24% of our consolidated revenues for such period.

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

During the year ended December 31, 2007, of our revenue derived from federal contracts, substantially all was awarded through a competitive bidding process. Most of the business that we expect to seek from the Federal government in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

•	the need to bid on programs in advance of finalizing the services to be provided, which may result in unforeseen difficulties and cost overruns;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

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

The Miami/Dade County contracts at Cornwall represent a significant portion of our revenue

During the year ended December 31, 2007, two of Cornwall’s subsidiaries generated revenue from contracts with Miami/Dade County of $12.2 million. The Board of County Commissioners of Miami/Dade County has extended all contracts through September 30, 2008. After that date, the contract may be subject to rebid.

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

Management owns or controls shares of the common stock which shares represent approximately 37% of the combined voting power of our outstanding capital stock. Management has the power to influence the election of our directors and all decisions made by our shareholders and, in general, to influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of management may conflict with the interests of our other shareholders.

Provisions of our Articles of Incorporation and Georgia law may have anti-takeover effects that could prevent a change in control which the shareholders consider favorable and could negatively affect your investment.

Provisions in our Articles of Incorporation and our Bylaws could delay or prevent a change of control of the Company or a change in our management that would provide shareholders with a premium to the market price of their common stock. Our Articles of Incorporation currently authorize the issuance of 10,000,000 shares of our preferred stock. Our board of directors has the power to issue any or all of these additional shares without shareholder approval, and such shares can be issued with such rights, preferences and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of, and the voting and other rights, of the holders of outstanding shares of common stock. Currently, we have outstanding 100 shares of our Series D Redeemable Preferred Stock. Our Articles of Incorporation and Bylaws also contain provisions that:

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

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of the common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of the common stock may fall in response to a number of factors, some of which are beyond our control, including:

•	announcements of competitive developments by us or others;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	any loss by us of a major customer;

•	additions or departures of key management or other personnel;

•	our failure to meet financial analysts’ performance expectations;

•	guidance we provide;

•	future sales of the common stock or preferred stock;

•	volume fluctuations;

•	acquisitions or strategic alliances by us or our competitors;

•	our historical and anticipated operating results;

•	quarterly fluctuations in our financial and operating results;

•	changes in market valuations of other companies that operate in our business markets or in our industry; and

•	general market and economic conditions.

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

We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any cash dividends on the common stock. Because we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your shares in order to realize a return on your investment, if any. Further, the Amended and Restated Credit Agreement restricts our ability to pay dividends on our capital stock.

Item 2.	Properties

Our corporate headquarters and principal executive offices are located in Alpharetta, Georgia, and our contract guard services operations are located at the offices of our wholly-owned subsidiaries, Paragon Systems and Cornwall, in Chantilly, Virginia and Miami, Florida, respectively. We lease space at each of the foregoing locations. We are obligated to pay rent on the (i) Alpharetta, Georgia facility of approximately $4,530 per month through November 2008; (ii) Chantilly, Virginia facility of approximately $8,120 per month, with 4% annual increases, through November 2011; and (iii) the Miami, Florida facility of approximately $7,259 per month through April 2008.

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

Litigation with the Former Shareholders of Paragon Systems

On September 13, 2007, Tri-S Security entered into a the Settlement Agreement, among Tri-S Security, Paragon Systems and Ronald G. Farrell, Tri-S Security’s Chief Executive Officer, on the one hand, and the Selling Shareholders of Paragon Systems, on the other hand, with respect to all of the Litigation pending among such parties (the “Settlement Agreement”). Pursuant to the Settlement Agreement:

(i) Tri-S Security paid the Selling Shareholders an aggregate of $1,250,000;

(ii) the Selling Shareholders and Tri-S Security cancelled the shares of its Series C Redeemable Preferred Stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000;

(iii) the Selling Shareholders terminated and released their security interest in the outstanding shares of capital stock of Paragon Systems;

(iv) Tri-S Security issued to the Selling Shareholders an aggregate of 700,000 shares of its common stock and an aggregate of 100 shares of its newly-designated Series D Redeemable Preferred Stock, which shares (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which Tri-S Security sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in Tri-S Security’s business, used to restructure debt or used for acquisitions or working capital purposes) and (b) accrue dividends of $750 per share per annum, payable quarterly;

(v) Tri-S Security agreed not to amend Mr. Farrell’s employment agreement to increase or enhance the compensation or benefits payable to him thereunder until September 13, 2008;

(vi) Tri-S Security agreed to issue to the Selling Shareholders an aggregate of 10% of any equity securities of the Company which are issued to Mr. Farrell during the period commencing on May 18, 2007 and ending on May 18, 2008;

(vii) the Selling Shareholders, pursuant to a Voting Agreement, granted to Mr. Farrell a proxy to vote, in his sole and absolute discretion, an aggregate of 700,000 shares of common stock held by the Selling Shareholders until such time as such shares are sold by them to an unaffiliated party in accordance with the terms of the Securities Act of 1933, as amended (the “Securities Act”);

(viii) Tri-S Security agreed to indemnify the Selling Shareholders for costs and expenses incurred by them relating to the litigation pending against Tri-S Security in the United States District Court for the Northern District of Georgia regarding Tri-S Security’s initial public offering; and

(ix) Tri-S Security, Paragon Systems and the Selling Shareholders released each other from all claims and obligations among them existing as of September 13, 2007 (except for obligations arising pursuant to the terms of the Settlement Agreement) and caused the Litigation to be dismissed with prejudice.

In connection with the Settlement Agreement, (i) the portion of the Litigation pending in the Circuit Court for Madison County, Alabama, was dismissed with prejudice on October 5, 2007; (ii) the portion of the Litigation relating to the demand for arbitration and statement of claim pending before the American Arbitration Association was closed on September 26, 2007; and (iii) the portion of the Litigation pending in the United States District Court, Northern District of Georgia, Atlanta Division, was dismissed with prejudice on September 28, 2007.

Litigation Regarding Our Initial Public Offering and Related Insurance Coverage

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S Security, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S Security’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with Tri-S Security’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S Security removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. The deadline for Tri-S Security to respond to the Complaint is March 21, 2008, but the parties have agreed to extend that deadline to April 21, 2008. The Company intends to vigorously defend the action and believes it has meritorious defenses to the allegations.

On December 10, 2007, Tri-S Security filed an action in the Superior Court of Fulton County, State of Georgia, against Axis Reinsurance Company and Axis Insurance Company (“Axis”) for declaratory and injunctive relief. Axis issued a Directors, Officers, and Corporate Liability Insurance Policy to Tri-S Security for the period from March 13, 2006 to March 13, 2007 (the “Axis Policy”). Tri-S Security provided notice of the Unschuld Litigation to Axis on November 8, 2006. On November 9, 2007, attorneys for Axis informed Tri-S Security that Axis disclaimed coverage for the Unschuld Litigation. Tri-S Security seeks (i) a declaratory judgment that coverage for the Unschuld Litigation is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems and that Axis is required to advance defense costs incurred in connection with the Unschuld Litigation and (ii) an order requiring Axis to advance such defense costs.

On March 13, 2008, Tri-S Security filed an action in the Superior Court of Fulton County, State of Georgia, against Capitol Specialty Insurance Corporation (“Capitol”), McGriff, Seibels & Williams of Georgia, Inc. and McGriff, Seibels & Williams, Inc. (collectively, “McGriff”), seeking declaratory relief and damages. McGriff acted as Tri-S Security’s broker in obtaining the Axis Policy. Capitol issued a Directors and Officers Liability Insurance Policy to Tri-S for the period from February 9, 2005 to March 13, 2006 (the “Capitol Policy”). Tri-S Security provided notice under the Capitol Policy of the Unschuld Litigation on December 13, 2007. Coverage under that policy was denied on January 25, 2008. In the event that the Unschuld Litigation is not covered under the Axis Policy, Tri-S Security is seeking (i) a declaration that the Capitol Policy requires Capitol to advance defense costs in connection with the Unschuld Litigation; (ii) an order requiring Capitol to advance such defense costs; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for any such loss. In the event that Tri-S Security is not fully covered under either the Axis Policy or the Capitol Policy in connection with the Unschuld Litigation, Tri-S Security is seeking (a) damages, in an amount to be determined at trial, against McGriff for negligence, breach of contract, negligence per se, negligent procurement, negligent misrepresentation, professional negligence, and breach of fiduciary duty; (b) a declaration that McGriff is required to cover any loss as defined in the Axis Policy that Tri-S Security incurs in connection with the Unschuld Litigation up to the limit of liability of the Axis Policy; and (c) an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation.

Dispute with Miami-Dade General Services Administration

A search warrant was issued on January 17, 2008 by the Circuit Court of the eleventh judicial circuit in and for Miami-Dade County, Florida to search the premises of Forestville Security, a subsidiary of Tri-S Security based in Miami for any and all records or documents pertaining to the contract between Forestville Security (“Forestville”) and Miami-Dade General Services Administration (“GSA”) for the period of April 1, 2005 to August 1, 2007.

The search warrant states that GSA is alleging that it has uncovered instances of fraudulent billing committed by Forestville in connection with the GSA contract. Forestville is fully cooperating with the authorities regarding the investigation.

The Company believes that it has meritorious defenses to the allegations made and is vigorously defending these proceedings. Accordingly, the Company has not established a litigation reserve.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on November 8, 2007, in Alpharetta, Georgia (the “Meeting”). At the Meeting, our shareholders voted on proposals to (i) elect one Class II director for a three-year term of office; and (ii) ratify the appointment of Tauber & Balser, P.C. as our independent registered public accountants for the year ended December 31, 2007. Each of the foregoing proposals was approved by our shareholders at the Meeting.

With respect to the proposal to elect one Class II director, there were 3,903,195 votes cast for the election of James A. Verbrugge as the Class II director and 58,619 votes cast to withhold authority with respect to the election of James A. Verbrugge as the Class II director. There were no broker non-votes with respect to the election of Mr. Verbrugge. After the Meeting, James M. Logsdon, Lee K. Toole and Ronald G. Farrell, who serve as Class I, Class III and Class III directors, respectively, continued their respective terms of office as directors of the Company.

With respect to the proposal to ratify the appointment of Tauber & Balser, P.C. as our independent registered public accountant for the year ended December 31, 2007, there were 3,918,414 votes cast in favor, 1,000 votes cast against, 42,400 votes cast to abstain and no broker non-votes.

The proposals presented at the Meeting were set forth and described in our Notice of Annual Meeting of Shareholders and Proxy Statement dated October 11, 2007.

Item 4.5	Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K under the Exchange Act, the information regarding the Company’s executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 30, 2008, of such officer:

Name	Age	Position
Ronald G. Farrell	64	Chairman of the Board, President and Chief Executive Officer
Nicolas Chater	54	Chief Financial Officer

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

Nicolas Chater has served as our Chief Financial Officer since November 2007. From July 2004 through October 2007, Mr. Chater served as the Executive Vice President and Deputy Chief Financial Officer of HomeBanc Corp. and the Chief Financial Officer of HBMC. From 1996 until December 2003, Mr. Chater served as the Chief Financial Officer of various subsidiaries of Cap Gemini Ernst & Young.

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

Year Ended December 31, 2007	High	Low
Fourth Quarter of 2007	$2.31	$1.32
Third Quarter of 2007	$2.78	$1.78
Second Quarter of 2007	$4.05	$2.28
First Quarter of 2007	$2.85	$1.85

Year Ended December 31, 2006	High	Low
Fourth Quarter of 2006	$3.20	$1.85
Third Quarter of 2006	$3.21	$2.20
Second Quarter of 2006	$4.10	$2.61
First Quarter of 2006	$4.62	$2.65

As of March 26, 2008, there were approximately 16 holders of record of the common stock.

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

The results of operations set forth below for the years ended December 31, 2007, 2006 and 2005 are based on historical results for the Company. The results of Cornwall are included in our consolidated financial statements beginning on October 1, 2005.

In accordance with requirements of purchase accounting, the assets and liabilities of Paragon Systems and Cornwall were adjusted to their estimated fair values and the resulting goodwill computed for both acquisitions. The application of purchase accounting generally results in higher depreciation and amortization expense in periods subsequent to the acquisitions.

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

During 2007, Paragon Systems formed ODPS with On Duty Patrol Services, Inc. to provide security services pursuant to certain federal government contracts. The services provided by ODPS are substantially the same as those provided by Paragon Systems. Paragon Systems owns 49% of ODPS. ODPS signed no contracts during 2007.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make judgments regarding estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our judgments and related estimates regarding the following accounting policies are critical in the preparation of our consolidated financial statements.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2005, 2006 and 2007, none of our contracts have been subject to cessation of funding.

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

SFAS No. 123(R). On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, we adopted Statement 123(R) using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates. See Note 3 for information on the impact of our adoption of Statement 123R.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

The following table sets forth absolute dollar and percentage changes in our selected financial data from period to period for the periods described below. The table below combines results of Paragon Systems with Tri-S Security for periods prior to the Paragon Acquisition (dollars in thousands):

	Change from Year Ended December 31, 2006 to Year Ended December 31, 2007		Change from Year Ended December 31, 2005 to Year Ended December 31, 2006		Change from Year Ended December 31, 2004 to Year Ended December 31, 2005
	$	%	$	%	$	%
Revenues	$13,218	17.5%	$33,740	80.4%	$11,855	39.3%
Operating expenses:
Direct labor	(9,328)	(19.7)	(22,947)	(94.0)	(8,115)	(49.8)
Indirect labor and other contract support costs	(5,917)	(30.7)	(5,202)	(37.0)	(1,718)	(13.9)
Selling, general and administrative	312	2.7	(5,549)	(90.5)	(3,788)	(161.5)
Amortization of customer contracts and intangible assets	22	0.9	(1,610)	(168.4)	(658)	(220.8)
Operating loss	(1,693)	(33.0)	(1,568)	(44.0)	(2,424)	(212.6)
Income from investment in Army Fleet Support	(384)	(100.0)	(1,393)	(78.4)	140	8.6
Interest income	(12)	(100.0)	(32)	(72.7)	41	1,366.7
Interest expense	692	22.0	(1,763)	(127.5)	8	0.6
Interest on Series C Redeemable Preferred Stock	89	29.7	—	—	(50)	(20.0)
Other income(expense)	(106)	(3.9)	2,921	1,098.1	(266)	N/A
Loss before income taxes	(1,414)	(25.6)	(1,835)	(49.7)	(2,551)	(223.6)

Revenue

The increase in revenue from 2006 to 2007 is primarily the result of six new Federal government contracts obtained by Paragon, net of one contract expiration, and growth in revenue at SEP due to including a full year’s impact of revenue in 2007 versus a partial year in 2006. Revenue increases at Paragon and SEP were offset slightly by lower revenue at Cornwall due to lost contracts.

Cornwall was acquired by Tri-S on October 18, 2005. The increase in revenue from 2005 to 2006 is primarily the result of the inclusion of Cornwall’s revenue for all of 2006 versus only the fourth quarter for 2005, and secondly, the increase in revenue at Paragon Systems and its consolidated subsidiary, SEP, due to three new contracts for each of Paragon Systems and SEP, net of two contract expirations during 2006 for Paragon Systems.

The following table sets forth the number of our Federal government contracts for Paragon during the periods and in the revenue ranges indicated in the table:

Annual Revenues	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Less Than $1.0 Million per Contract	4	8	4
$1.0 to $3.0 Million per Contract	7	4	3
Greater than $3.0 Million per Contract	7	4	5

On December 31, 2007, 16 total contracts were active of which Paragon served 14 and SEP served 2.

The following table sets forth the years in which our contracts existing as of December 31, 2007 will expire:

Number of Contracts	Year Expiring
4	2008
7	2011
4	2012
1	2018

Costs of Revenues

We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.7% of revenue in 2007, 62.5% of revenue in 2006 and 58.1% of revenue in 2005. When bidding on contracts, we must anticipate labor rates during the contract term. The increase in 2007 over 2006 is primarily due to the start up costs and pricing pressure on six new Federal government contracts obtained by Paragon.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 28.3% of revenue in 2007, 25.4% of revenue in 2006 and 33.5% of revenue in 2005. The increase in 2007 over 2006 is again due primarily to start up costs on the 6 new Federal government contracts obtained by Paragon. In addition, Cornwall costs increased as a result of higher workers compensation claims of $0.9M incurred in 2007 over 2006.

Amortization of Government Contracts. Upon the consummation of each of the Paragon Acquisition and the Cornwall Acquisition, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 93.8% of revenue in 2007, 90.1% of revenue in 2006 and 93.2% of revenue in 2005. The decrease in 2006 over 2005 is due to the acquisition of Cornwall in 2005, where the cost of revenue is traditionally lower than in the government sector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenue was 12.8% in 2007, 15.4% in 2006 and 14.6% in 2005. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative personnel in our operations offices located in Chantilly, Virginia and Miami, Florida and in our corporate office located in Alpharetta, Georgia. It also includes occupancy costs at the office locations, consulting and professional fees, and certain miscellaneous office and corporation expenses. Selling, general and administrative expenses decreased by approximately $312,000 from 2006 to 2007. The decrease is due to lower costs at Paragon and Cornwall as a result of lower headcount and related support costs, offset somewhat by higher professional fees related to the implementation of Sarbanes Oxley and higher stock option expense.

Joint Venture

Until May 2006, the Company owned a 10% equity interest in Army Fleet Support. We recognized as income 10% of the Army Fleet Support’s net earnings or net loss less the amortization of the difference between our cost and our share of the net equity of Army Fleet Support. In 2006 and 2005, we recognized income of $659,000 and $2,601,000 less amortization of $275,000 and $824,000 for net income of $384,000 and $1,777,000 with respect to our interest in Army Fleet Support, respectively. In May 2006, we recognized a gain on the sale of the Army Fleet Support of $1,903,000. As a result of the sale in 2006, no revenue was recognized in 2007.

Interest Income and Interest Expense

The interest expense for 2007 relates to the interest incurred on our Factoring Agreement, our outstanding term loan, our mandatory redeemable Preferred Stock, and the interest expense incurred on our 10% convertible promissory notes.

The interest expense for 2006 relates to the interest incurred on our Factoring Agreement and our outstanding Series C Redeemable Preferred Stock, and the interest expense incurred on our 10% convertible promissory notes. Interest expense was also incurred on two term loans that were repaid in May 2006. Interest expense is lower in 2007 vs. 2006, primarily associated with the payoff of the two term loans in May 2006, and payment of default interest in 2006 not repeated in 2007.

Income Tax Expense

The income tax benefit for 2007, 2006 and 2005 was $2.6, $1.7 and $1.4 million, respectively, which was 38.0%, 30.6% and 38.4% of the loss before income taxes generated during 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

As of December 31, 2007, we had $465,000 of cash on hand. Cash used by operating activities was $5.9 million for the year ended December 31, 2007. The cash used by operations was primarily due to a net loss during 2007 of $3.8 million, the increase in unbilled and trade accounts receivable of $1.2 million at December 31, 2007 as compared to 2006, and the payment made for the Paragon settlement of $1.3m. Cash provided by financing activities was $6.5 million primarily due to net proceeds from the factoring facility and term loan of $6.6 million.

The outstanding balance under the Amended and Restated Credit Agreement as of December 31, 2007 is approximately $14.1 million. Additionally, from time to time during 2007, we have borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, The Company was not in compliance with the Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, the Company and its subsidiaries entered into an Amendment and Forbearance Agreement (the “Agreement”) with the Lenders. Pursuant to the Agreement, the Lenders waived certain specified defaults under the Company’s credit agreement with the Lenders and agreed to forebear from exercising all remedies available to the Lenders in connection with such existing defaults until the earlier of a potential equity or subordinated debt offering or January 1, 2009.

The Company has historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. Additionally, the Company’s 10% Convertible Notes with an outstanding principal balance of $7,473,000 mature in September and October of 2008. The Company anticipates that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing the Company. Management is also evaluating various alternatives to restructure the 10% Convertible Notes which mature later this year. Management believes these initiatives will contribute toward achieving profitability and alleviating the liquidity issues facing the Company.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48

prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made during 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months.

Recent Accounting Pronouncements

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

The management of Tri-S Security is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

(c) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the sections of our proxy statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”) titled “Proposal I: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tri-S Security Corporation

We have audited the accompanying consolidated balance sheets of Tri-S Security Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-S Security Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia
March 31, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$465	$66
Unbilled revenues and trade accounts receivable, net of allowance for doubtful accounts of $701 and $797, respectively	13,993	13,313
Prepaid expenses and other assets	701	649

Total current assets	15,159	14,028

Property and equipment, less accumulated depreciation	476	597
Goodwill	16,078	16,078
Intangibles, net
Customer contracts	2,647	4,264
Deferred loan cost	515	1,143
Other	769	991

Total assets	$35,644	$37,101

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,983	$1,104
Other accrued expenses	895	1,227
Accrued salary and benefits	3,940	3,240
Income taxes payable	586	1,269
Factoring facility	11,625	7,506
10% convertible notes	7,473	—
Long term debt – current portion	8	284
Series C preferred stock subject to mandatory redemption	—	6,000

Total current liabilities	26,510	20,630

Other liabilities:
10% convertible notes	—	7,273
Deferred income taxes	—	1,974
2007 term loan	2,500	—
Accrued interest – long term	353	400
Series D preferred stock subject to mandatory redemption	1,500	—

Total liabilities	30,863	30,277

Stockholders’ equity :
Common stock, $0.001 par value, 25,000,000 shares authorized, 4,248,704 and 3,503,280 shares issued	4	3
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	16,368	14,109
Deficit	(11,486)	(7,183)

Total stockholders’ equity	4,781	6,824

Total liabilities and stockholders’ equity	$35,644	$37,101

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$88,943	$75,725	$41,985

Cost of revenues:
Direct labor	56,681	47,353	24,406
Indirect labor and other contract support costs	25,173	19,256	14,054
Amortization of customer contracts	1,617	1,638	677

	83,471	68,247	39,137

Gross profit	5,472	7,478	2,848
Selling, general and administrative	11,370	11,682	6,133
Amortization of intangible assets	927	928	279

Operating loss	(6,825)	(5,132)	(3,564)

Income from joint venture, net	—	384	1,777

Interest and other income (expense):
Interest income	—	12	44
Interest expense	(2,454)	(3,146)	(1,383)
Interest on preferred stock subject to mandatory redemption	(211)	(300)	(300)
Gain on sale of non-core assets	—	2,381	—
Other income (expense)	2,549	274	(266)

	(116)	(779)	(1,905)

Loss before income taxes	(6,941)	(5,527)	(3,692)
Income tax benefit	(2,638)	(1,694)	(1,414)

Net loss	$(4,303)	$(3,833)	$(2,278)

Basic and diluted net (loss) per common share	$(1.02)	$(1.11)	$(0.74)

Basic and diluted weighted average number of common shares	4,203	3,448	3,097

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in Capital	Retained Deficit	Total
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Balance at December 31, 2004	828	$1			100	$460	40	$196	$115	$(1,040)	$(268)
Recapitalization	372				(100)	(460)	(40)	(196)			(656)
IPO including warrants related to IPO, net of issue costs of $633	2,070	2							10,885		10,887
Shares issued for services and interest	69								334		334
Options issued for services									59		59
Beneficial conversion of convertible notes									1,093		1,093
Warrants issued									1,263		1,263
Net loss										(2,278)	(2,278)

Balance at December 31, 2005	3,339	3							13,749	(3,318)	10,434
Shares issued for services	40								180		180
Shares issued for conversion of notes payable	73								326		326
Note receivable repaid through issuance of treasury stock			45	(105)							(105)
Options exercised	97								12		12
IPO expenses									(108)		(108)
Beneficial conversion of convertible notes									(425)		(425)
Stock compensation									375		375
Net loss										(3,833)	(3,833)

Balance at December 31, 2006 – as previously reported	3,549	3	45	(105)	—	—	—	—	14,109	$(7,151)	$6,856
FIN 48 adjustment										(32)	(32)
Balance at December 31, 2006 – as restated	3,549	3	45	(105)	—	—	—	—	14,109	(7,183)	6,824
Shares issued for Paragon settlement	700	1							1,597		1,598
Beneficial conversion									426		426
Stock compensation									236		236
Net loss										(4,303)	(4,303)

Balance at December 31, 2007	4,249	$4	45	$(105)	—	$—	—	$—	$16,368	$(11,486)	$4,781

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net loss	$(4,303)	$(3,833)	$(2,278)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Paragon settlement	(1,888)	—	—
Gain on Cornwall settlement	(250)	—	—
Gain on sale of non-core assets	—	(2,381)	—
Payment made for Paragon settlement	(1,250)	—	—
Income from joint venture, net	—	(384)	(1,777)
Bad debt expense	488	59	329
Depreciation and amortization	2,920	2,909	1,065
Deferred income tax benefits	(1,974)	(3,095)	(1,193)
Common shares, options and warrants in exchange for services and interest	238	377	334
Non-cash interest expense	837	875	369
Changes in operating assets and liabilities, net of effects of acquisition:
Unbilled revenues and trade accounts receivable	(1,168)	(2,345)	(2,212)
Prepaid expenses and other assets	(52)	418	21
Trade accounts payable	878	(95)	601
Accrued liabilities	319	(1,486)	(697)
Income taxes payable	(683)	1,426	(242)

Net cash used by operating activities	(5,888)	(7,555)	(5,680)

Cash flow from investing activities:
Acquisition of subsidiary, net of cash acquired	—	(3)	(12,286)
Proceeds from sale of investment in joint venture	—	10,810	—
Distributions from investment in joint venture	—	175	1,381
Proceeds from sale of assets	—	1,301	—
Purchase of property and equipment	(254)	(203)	(100)

Net cash provided (used) by investing activities	(254)	12,080	(11,005)

Cash flow from financing activities:
Proceeds from initial public offering	—	—	10,887
Repayment of notes issued for purchase of Paragon	—	—	(7,764)
Proceeds from issuance of notes and warrants	—	—	8,015
Proceeds from exercise of stock options	—	9	—
Proceeds from factoring facility, net	4,119	315	2,107
Proceeds of (repayments on) term loans	2,500	(5,092)	5,150
Deferred financing costs	(78)	(43)	(1,560)
Deferred initial public offering costs	—	(111)	—

Net cash provided (used) by financing activities	6,541	(4,922)	16,835

Net increase (decrease) in cash and cash equivalents	399	(397)	150
Cash and cash equivalents at beginning of period	66	463	313

Cash and cash equivalents at end of period	$465	$66	$463

Supplemental disclosures of cash flow information:
Interest paid	$1,850	$1,873	$1,491
Income taxes paid	15	149	423
Satisfaction of officer note through issuance of treasury stock	—	105	—

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

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of SEP. SEP was formed to bid on certain contracts, and Paragon Systems will manage the contracts awarded to SEP. We are accounting for the joint venture in accordance with FIN 46 (R) “Variable Interest Entities” because we believe that SE Paragon is a VIE in which we are the primary beneficiary. In 2007, Tri-S recorded revenue from SE Paragon of $5.7 million.

In September, 2007, Paragon Systems formed On Duty Patrol Services LLC (“ODPS”), a joint venture between Paragon Systems and On Duty Patrol Services, Inc. ODPS has been certified by the U.S. Small Business Administration (the “SBA”) as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of ODPS. During 2007, ODPS did not enter into any contracts.

All significant intercompany transactions have been eliminated.

Liquidity

The Company has historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. Additionally, the Company’s 10% Convertible Notes with an outstanding principal balance of $7,473,000 mature in September and October of 2008. The Company anticipates that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing the Company. Management is also evaluating various alternatives to restructure the 10% Convertible Notes which mature later this year. Management believes these initiatives will contribute toward achieving profitability and alleviating the liquidity issues facing the Company. The ultimate timing and ability of the Company to achieve positive cash flow, raise equity and restructure the 10% Convertible Notes cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2007, 2006 and 2005, none of our contracts have been subject to cessation of funding.

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

Management does not believe it is practicable to determine the fair value of its series D Preferred Stock because of the uncertainties in related party aspects of this liability. The carrying amounts of the Company’s debt, including the factoring facility and term loan approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2007 and 2006.

Retirement Plan

Substantially all of Paragon’s employees are eligible to participate in a 401(k) profit sharing plan. Under the terms of the plan, employees may elect to defer up to ten percent of their compensation subject to Internal Revenue Service limitations. Paragon may provide discretionary matching contributions on these deferrals each year based upon determinations by the board of directors. Paragon did not make any matching contributions for 2007, 2006 and 2005.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. This standard prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition approach method. Under this transition method, compensation costs for 2006 include costs for options granted prior to, but not vested at, December 31, 2005, and options vested thereafter. Therefore, results for prior periods have not been restated.

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

3. Stock-based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,”

and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted Statement 123(R) using the modified prospective method and, therefore, reflects compensation expense in accordance with the SFAS 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

In accordance with SFAS 123(R), the Company recorded $236,000 and $377,000 of stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively, related to employee stock options. If these options continued to be accounted for under APB 25 there would be no such expense recorded. After recording the expense through December 31, 2007, there remained approximately $271,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 3 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate – reflects the average rate on a United States treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Awards – reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants and the resulting fair value were as follows:

Year Ended December 31,	2007	2006	2005
Expected Dividend Yield	—	—	—
Expected Volatility in Stock Price	50.19 – 53.2%	48.91 – 51.86%	67.94%
Weighted Average Volatility	51.78%	51.79%	67.94%
Risk-Free Interest Rate	3.54 – 4.59%	4.67 –5.03%	4.13 – 4.43%
Expected Life of Stock Awards	5 years	5 years	5 years
Weighted Average Fair Value at Grant Date	$2.33	$1.51	$2.73

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

Net loss, as reported	$(2,278)
Add: Total stock-based employee compensation, net of tax	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(87)

Pro forma net loss	$(2,365)

Earnings per share:
Basic and diluted—as reported	$(0.74)
Basic and diluted—pro forma	$(0.76)

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

The following unaudited combined pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of the period presented. Adjustments to the combined financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition and amortization of the fair value of intangible assets. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1 or of results of operations that may occur in the future. The combined pro forma statement of operations for the year ended December 31, 2005 (in thousands) is as follows:

Revenues	$70,870
Operating loss	(4,471)
Net (loss)	(4,635)
Basic and diluted net (loss) per common share	(1.50)

5. Sales to Major Customers

During 2007, 2006 and 2005, 55%, 46% and 76% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. At December 31, 2007 and 2006, approximately 60% and 57% of accounts receivable were due from various Federal government agencies, respectively.

6. Related Party Transactions

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

On November 19, 2007, the Company entered into an employment agreement with Nicolas V. Chater, pursuant to which Mr. Chater has agreed to serve as the Company’s Chief Financial Officer until June 30, 2010 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company has agreed to pay Mr. Chater for his service as the Company’s Chief Financial Officer as follows: (i) a base salary at a rate of $250,000 per year, (ii) an annual retention bonus equal to $25,000 per year and (iii) an annual performance bonus equal to 3% of the Company’s EBITDA, as adjusted (defined as earnings before interest, income taxes, depreciation, amortization, non-cash stock-based compensation and other income/expense), for such year; provided, that (a) the annual performance bonus may not exceed 100% of the base salary for such year and (b) Mr. Chater’s 2008 performance bonus shall not be less than $90,000. The Employment Agreement also provides that, if Mr. Chater’s employment is terminated by the Company without cause or by him for good reason, then Mr. Chater shall be entitled to receive a single lump sum in an amount equal to his then-current salary and performance bonus and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the twelve-month period following the date of such termination. Notwithstanding the foregoing, if Mr. Chater’s employment is terminated by the Company without cause during the 24-month period following a change of control of the Company, then Mr. Chater will be entitled to receive a lump sum payment of his then-current performance bonus and twice his then-current base salary and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the 24-month period following the date of such termination.

The Company has also agreed to grant to Mr. Chater, pursuant to the Company’s Amended and Restated 2004 Stock Incentive Plan (the “Incentive Plan”), an option to purchase 100,000 shares of the Company’s common stock, with one-half of the underlying shares vesting on each of the first anniversary and the second anniversary of the date of grant. The option will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Subject to availability under the Incentive Plan, the Company has also agreed to grant Mr. Chater an option to purchase up to 50,000 shares of the Company’s common stock on each anniversary of the execution of the Employment Agreement, with such options vesting equally over a two-year period (the “Subsequent Options”). The Subsequent Options will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

7. Property and Equipment

Property and equipment are comprised of the following:

	Estimated Useful Life	December 31,
		2007	2006
		(in thousands)
Vehicles	3 - 5 years	48	44
Computer equipment and software	3 - 5 years	397	393
Field equipment	3 - 5 years	632	355
Furniture and fixtures	5 years	147	147
Leasehold Improvements	5 years	32	32

		1,256	971
Less accumulated depreciation and amortization		(780)	(374)

Property and equipment, net		$476	$597

Depreciation expense for Tri-S was $375,000, $341,000 and $76,000 for the years ended December 31, 2007, 2006 and 2005.

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

During May 2006, we sold our 10% equity interest in Army Fleet Support. The details of the transaction are as follows (in thousands):

Cash received	$10,810
Book value of investment	8,907

Gain on sale	$1,903

The investment in the Joint Venture was effected by the following transactions for the years ended 2006 and 2005 (in thousands):

	2006	2005
Investment in Army Fleet Support – beginning	$8,698	$8,302
Company’s share of earnings in Army Fleet Support	659	2,601
Amortization of the investment in Army Fleet Support	(275)	(824)
Cash received from Army Fleet Support	(175)	(1,381)
Sale of investment in Army Fleet Support	(8,907)	—

Investment in Joint Venture – ending	$—	$8,698

Summarized unaudited statement of operations information for the unconsolidated Joint Venture for the year ended 2005 is as follows (in thousands):

Year Ended Dec 31, 2005
Contract revenues	$298,746
Operating income	25,958
Net earnings	26,005

9. Goodwill and Intangible Assets

Intangible assets are summarized as follows (in thousands):

	2007	2006	Amortization Period
Intangible assets:
Customer Contracts	$6,875	$6,875	1 -9 years
Non-compete agreements	696	696	1 -5 years
Loan Costs	2,014	1,953	1 -3 years
Other	95	95	—

Gross carrying value of intangible assets subject to amortization	9,680	9,619

Less accumulated amortization:
Customer Contracts	(4,228)	(2,614)
Non-compete agreements	(607)	(415)

	2007	2006	Amortization Period
Loan Costs	(1,499)	(806)
Other	(74)	(45)

Accumulated amortization	(6,408)	(3,880)

Net carrying value of amortizable intangibles	3,272	5,739

Non-amortizable intangibles:
Trademarks	659	659
Goodwill	16,078	16,078

Total intangibles, net	$20,009	$22,476

The changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006 are as follows (in thousands):

Balance, December 31, 2005	$15,615
Net adjustments related to the Cornwall acquisition	463

Balance, December 31, 2006 and 2007	$16,078

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $2,545,000, $2,566,000, and $1,004,000 respectively. The Company does not have tax deductible goodwill.

Estimated future amortization expense for intangible assets on the Company’s December 31, 2007 consolidated balance sheet for the fiscal years ending December 31, is as follows (in thousands):

2008	$2,084
2009	1,117
2010	58
2011	13

$3,272

10. Debt and Other Obligations

The debt of the Company as of December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Short term borrowings under the Credit Agreement	$11,625	$7,506
2007 term loan	2,500	—
Convertible Notes, face value of $8,015 bearing interest at 26.1%, cash interest payable monthly at 10% annual rate, due on various dates in September and October 2008	7,473	7,273
Note payable, bearing interest at 5%, due April 2007	—	250
Other long-term debt	8	34
Series D Preferred Stock	1,500	—
Series C Preferred Stock	—	6,000

Total debt	23,106	21,063
Less: current debt	19,106	13,790

Long term debt	$4,000	$7,273

Amended and Restated Credit Agreement

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

On December 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “Lenders”), which amends and restates the Credit Agreement between us and our Lenders dated as of October 19, 2005, as amended from time to time (the “Original Credit Agreement”). The Amended and Restated Credit Agreement amends and restates the Original Credit Agreement to provide us with a revolving, asset-based lending facility with up to $25.0 million of borrowing availability, replacing our pre-existing factoring facility with up to $12.0 million of borrowing availability under the Original Credit Agreement. In connection with entering into the Amended and Restated Credit Agreement, we also entered into (i) a Loan and Security Agreement with LSQ (the “Loan and Security Agreement”) and (ii) a Supplemental Agreement to Amended and Restated Credit Agreement with Lender (the “Credit Agreement Supplement”).

The Amended and Restated Credit Agreement continues to provide for the $2,500,000 term loan to us (the “2007 Term Loan”) contemplated by the Original Credit Agreement. Under the Amended and Restated Credit Agreement, interest on the 2007 Term Loan accrues at a rate equal to the prime rate, as published by the Wall Street Journal from time to time (the “Prime Rate”), plus 4.50% (the “Non-Default Rate”), but at no time shall the interest rate be less than 11.25% per annum. If an event of default under the Amended and Restated Credit Agreement occurs, then interest accrues on the 2007 Term Loan at a rate equal to the Non-Default Rate plus 5% and certain other default fees specified in the Amended and Restated Credit Agreement would become due and payable. The 2007 Term Loan requires us to pay a “Minimum Balance Fee”, as described in the Amended and Restated Credit Agreement, if the 2007 Term Loan is repaid prior to maturity.

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2008 and at any time thereafter that the 2007 Term Loan has been repaid in full. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5%. In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. The Loan and Security Agreement expires on October 31, 2010.

Under the Credit Agreement Supplement, anytime the 2007 Term Loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 2.25% of the highest daily overadvance amount, which is the highest daily amount in any given month calculated as follows: the outstanding 2007 Term Loan, plus all outstanding Advances less the borrowing base.

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of December 31, 2007 is approximately $14.1 million. Additionally, from time to time during 2007, we have borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, The Company was not in compliance with the Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, the Company and its subsidiaries entered into an Amendment and Forbearance Agreement (the “Agreement”) with the Lenders. Pursuant to the Agreement, the Lenders waived certain specified defaults under the Company’s credit agreement with the Lenders and agreed to forebear from exercising all remedies available to the Lenders in connection with such existing defaults until the earlier of a potential equity or subordinated debt offering or January 1, 2009.

If an event of default under the Amended and Restated Credit Agreement or any agreement we have with our Lenders occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable and we are unable to raise significant capital or obtain from our Lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our Lenders, our Lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

Convertible Notes

During September and October 2005, we issued in a private placement transaction 10% convertible promissory notes (“10% Notes”) with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of our common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the second quarter 2006 and approximately $426,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the third quarter 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly, approximately $426,000 was recorded as interest expense and as an increase to paid in capital. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

Redeemable Preferred Stock

The Series C redeemable preferred stock was classified as preferred shares subject to mandatory redemption in the financial statements. On September 13, 2007, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”), among the Company, Paragon Systems, and Ronald G. Farrell, our Chief Executive Officer, on the one hand, and Charles Keathley, Robert Luther, John Wilson and Harold Bright, on the other hand (collectively, the “Selling Shareholders”), with respect to all of the litigation pending among the Company, Paragon Systems, Mr. Farrell and the Selling Shareholders (collectively, the “Litigation”). As a result of the Settlement Agreement, we cancelled the shares of the Company’s Series C Redeemable Preferred Stock. Holders of the Series C Redeemable Preferred Stock had no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, is required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

Also, on September 13, 2007, as a result of the Settlement Agreement, the Company issued to the Selling Shareholders an aggregate of 700,000 shares of common stock and an aggregate of 100 shares of the Company’s newly-designated Series D Redeemable Preferred Stock (the “Preferred Shares”), which Preferred Shares (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes), and (b) accrue dividends of $750 per share per annum and are payable quarterly

Future Minimum Debt Payments

The future minimum debt payments are as follows (in thousands):

2008	$19,106
2009	2,500
2010	—
2011	—
2012	1,500

$23,106

11. Income Taxes

The benefit for income taxes consisted of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Current	$664	$(1,406)	$106
Deferred	2,456	3,100	1,308
(Increase)/Decrease in Valuation Allowance	(482)

Income tax benefit	$2,638	$1,694	$1,414

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carryforwards. The significant components of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,335	$198
Allowance for doubtful accounts	—	27
Investment in Southeastern Paragon	177	77
Accrued expenses & other	108	2

Total deferred tax assets	$1,620	$304

Valuation Allowance	(482)	-0-

Net deferred tax assets	$1,138	$304

Deferred tax liabilities:
Depreciation & amortization	$(1,134)	$(1,902)
IRC cash to accrual adjustment	(4)	(376)

Total deferred tax liabilities	(1,138)	(2,278)

Net deferred income tax assets / (liabilities)	$-0-	$(1,974)

As a result of the gain on the sale of the Company’s investment in Army Fleet Support, tax payments of approximately $1,457,350 were due in March 2007. These payments were not paid, but accrued. The Company’s income tax provision as of December 31, 2007 reflects a benefit that will substantially offset its prior federal tax liability. However, the Company’s state liability remains due and payable. As a result of the outstanding liabilities, the Company has also accrued penalties and interest totaling $165,818.

At December 31, 2007, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $2,493,781 available to reduce future amounts of taxable income, the majority of which was created as a result of the consolidated 2007 operations. If not utilized to offset future taxable income the current NOL will expire in 2027. Additionally, the Company acquired through the Cornwall acquisition unused federal NOLs. Under Internal Revenue Code section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $486,972 of tax effected state NOLs. If not utilized to offset future state taxable income, the state NOLs will expire between 2020 and 2027. For 2007, management has recorded a total valuation allowance of $482,000 against its deferred tax assets including the NOL’s.

A reconciliation of the income tax provision computed at statutory tax rates for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.6	3.6	4.3
Preferred stock dividends	(1.0)	(1.9)	—
Stock option compensation	(1.2)	(2.3)	—
Resolution of income tax uncertainties from prior year	(1.3)	(2.3)	—
Stock acquisition basis adjustments	11.4
Valuation Allowance	(7.0)
Non-deductible expenses and other	—	(0.4)	—

Income tax benefit	40.5%	30.7%	38.3%

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the fourth quarter 2007 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of December 31, 2007, the total amount of interest and penalties accrued was $197,922. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2006 for all jurisdictions remain open to examination.

12. Lease Obligations

Operating Leases

The Company leases real property and equipment under operating leases. Lease expense was $1,186,000, $1,033,000 and $445,000 for 2007, 2006 and 2005, respectively. Included in lease expense is $1,000 per month paid to two officers for rental of a building during 2005 through February 28, 2005.

Future Minimum Operating Lease Payments

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):

2008	$871
2009	625
2010	320
2011	212
2012	30

Total	$2,058

13. Preferred and Common Stock

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

On September 13, 2007, as a result of the settlement agreement, we cancelled the shares of the Company’s Series C Redeemable Preferred Stock. Holders of the Series C Redeemable Preferred Stock had no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, is required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

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

During 2005, we issued 68,700 shares of our common stock for services and interest at an average price of $4.87 per share. The Company recorded expense of $334,000 related to the shares issued for services and interest. The value of the shares issued and related expense were computed based on the traded share price at the date of grant or issuance.

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

14. Common Stock Options and Warrants

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

Non-qualified stock options for 97,087 shares of the common stock of Tri-S were granted on January 1, 2002 with an exercise price of $0.12 per share. These options vested 32,362 shares each on December 31, 2004, 2003 and 2002 and expire in October 2011. During 2006, the options for 97,087 shares were exercised. As of December 31, 2007, there have been no other options granted and there have been no options forfeited.

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

The following table summarizes employee stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2004	97,087	$0.12	—
Granted	243,500	4.55	2.72
Exercised	—	—	—
Canceled or Expired	—	—	—

Outstanding at December 31, 2005	340,587	3.29	—
Granted	216,500	2.99	1.50
Exercised	(97,087)	0.12	—

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Canceled or Expired	(8,300)	3.00	—

Outstanding at December 31, 2006	451,700	3.83	—
Granted	460,000	2.33	1.15
Exercised	—		—
Canceled or Expired	(372,850)	3.42	—

Outstanding at December 31, 2007	538,850	2.84	—

A summary of the status of our nonvested stock options as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	306,333	$2.15
Granted	366,667	2.27
Vested	(62,117)	3.68
Forfeited	(269,983)	3.38

Nonvested at December 31, 2007	340,900	2.56

As at December 31, 2007, there was approximately $271,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 3 years.

Options exercisable at December 31, 2007 and 2006 were 197,950 and 148,667, respectively.

The following table summarizes additional information about employee stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$2.00-4.75	538,850	9 years	$2.84	197,950	$3.30

The following table summarizes the warrants outstanding for the years ended December 31, 2007 and 2006.

	2007	2006	Weighted Average Exercise Price
Warrants issued and outstanding related to IPO	2,430,000	2,430,000	$6.18
Warrants issued and outstanding related to issuance of 10% Notes Payable	1,085,365	1,085,365	$4.80
Warrants issued and outstanding related to Credit Agreement	175,000	175,000	$4.80

Total warrants outstanding	3,690,365	3,690,365

Restricted stock awards are awards of common stock granted to a recipient which are subject to restrictions on transferability and the risk of forfeiture. The Compensation Committee may impose such restrictions or conditions to the vesting of restricted stock awards, including that the participant remain in the continuous employ or service of the Company for a specified period of time or that the participant or the Company satisfy specified performance goals or criteria.

Stock bonuses are awards of common stock that are not subject to any restrictions other than, if imposed by the committee, restrictions on transferability. Stock bonuses are subject to such terms and conditions as may be determined by the committee.

15. Sale of Certain Home Monitoring Customer Contracts of International Monitoring, Inc.

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

16. Cornwall Settlement

At the closing of our acquisition of Cornwall (see Note 4, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement (i) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (ii) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (iii) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall. We recognized a gain of $450,000 as other income on the accompanying statements of operations for the year ended December 31, 2007.

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

(viii) the Company agreed to indemnify the Selling Shareholders for costs and expenses incurred by them relating to the litigation pending against the Company in the United States District Court for the Northern District of Georgia regarding the Company’s initial public offering; and

(ix) the Company, Paragon Systems and the Selling Shareholders released each other from all claims and obligations among them existing as of September 13, 2007 (except for obligations arising pursuant to the terms of the Settlement Agreement) and have caused the Litigation to be dismissed with prejudice.

In connection with the Settlement Agreement, (i) the portion of the Litigation pending in the Circuit Court for Madison County, Alabama, was dismissed with prejudice on October 5, 2007; (ii) the portion of the Litigation relating to the demand for arbitration and statement of claim pending before the American Arbitration Association was closed on September 26, 2007; and (iii) the portion of the Litigation pending in the United States District Court, Northern District of Georgia, Atlanta Division, was dismissed with prejudice on September 28, 2007.

Litigation Regarding Our Initial Public Offering and Related Insurance Coverage

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S Security, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S Security’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with Tri-S Security’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S Security removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. The deadline for Tri-S Security to respond to the Complaint is March 21, 2008, but the parties have agreed to extend that deadline to April 21, 2008. The Company intends to vigorously defend the action and believes it has meritorious defenses to the allegations.

On December 10, 2007, Tri-S Security filed an action in the Superior Court of Fulton County, State of Georgia, against Axis Reinsurance Company and Axis Insurance Company (“Axis”) for declaratory and injunctive relief. Axis issued a Directors, Officers, and Corporate Liability Insurance Policy to Tri-S Security for the period from March 13, 2006 to March 13, 2007 (the “Axis Policy”). Tri-S Security provided notice of the Unschuld Litigation to Axis on November 8, 2006. On November 9, 2007, attorneys for Axis informed Tri-S Security that Axis disclaimed coverage for the Unschuld Litigation. Tri-S Security seeks (i) a declaratory judgment that coverage for the Unschuld Litigation is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems and that Axis is required to advance defense costs incurred in connection with the Unschuld Litigation and (ii) an order requiring Axis to advance such defense costs.

On March 13, 2008, Tri-S Security filed an action in the Superior Court of Fulton County, State of Georgia, against Capitol Specialty Insurance Corporation (“Capitol”), McGriff, Seibels & Williams of Georgia, Inc. and McGriff, Seibels & Williams, Inc. (collectively, “McGriff”), seeking declaratory relief and damages. McGriff acted as Tri-S Security’s broker in obtaining the Axis Policy. Capitol issued a Directors and Officers Liability Insurance Policy to Tri-S for the period from February 9, 2005 to March 13, 2006 (the “Capitol Policy”). Tri-S Security provided notice under the Capitol Policy of the Unschuld Litigation on December 13, 2007. Coverage under that policy was denied on January 25, 2008. In the event that the Unschuld Litigation is not covered under the Axis Policy, Tri-S Security is seeking (i) a declaration that the Capitol Policy requires Capitol to advance defense costs in connection with the Unschuld Litigation; (ii) an order requiring Capitol to advance such defense costs; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for any such loss. In the event that Tri-S Security is not fully covered under either the Axis Policy or the Capitol Policy in connection with the Unschuld Litigation, Tri-S Security is seeking (a) damages, in an amount to be determined at trial, against McGriff for negligence, breach of contract, negligence per se, negligent procurement, negligent misrepresentation, professional negligence, and breach of fiduciary duty; (b) a declaration that McGriff is required to cover any loss as defined in the Axis Policy that Tri-S Security incurs in connection with the Unschuld Litigation up to the limit of liability of the Axis Policy; and (c) an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation.

Dispute with Miami-Dade General Services Administration

A search warrant was issued on January 17, 2008 by the Circuit Court of the eleventh judicial circuit in and for Miami-Dade County, Florida to search the premises of Forestville Security, a subsidiary of Tri-S Security based in Miami for any and all records or documents pertaining to the contract between Forestville Security (“Forestville”) and Miami-Dade General Services Administration (“GSA”) for the period of April 1, 2005 to August 1, 2007.

The search warrant states that GSA is alleging that it has uncovered instances of fraudulent billing committed by Forestville in connection with the GSA contract. Forestville is fully cooperating with the authorities regarding the investigation.

The Company believes that it has meritorious defenses to the allegations made and is vigorously defending these proceedings. Accordingly, the Company has not established a litigation reserve.

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

	Total	Cornwall	Paragon Systems/SEP	Other
2007
Revenues	$88,943	$39,951	$48,992	$—
Amortization and depreciation	2,920	1,711	506	703
Operating loss	(6,825)	(1,267)	(1,376)	(4,182)
Current assets	15,159	6,185	8,963	11
Goodwill	16,078	8,331	7,747	—
Other Intangibles	3,931	3,061	378	492
Total assets	35,644	17,773	17,315	556

2006
Revenues	$75,725	$40,875	$34,850	$—
Amortization and depreciation	2,907	1,808	424	675
Operating loss	(5,132)	(252)	(1,004)	(3,876)
Current assets	14,028	6,260	7,742	26
Goodwill	16,078	8,331	7,747	—
Other Intangibles	6,398	4,530	725	1,143
Total assets	37,101	19,494	16,367	1,240

2005
Revenues	$41,985	$10,011	$31,974	$—
Amortization and depreciation	1,018	430	432	156
Operating loss	(3,564)	(647)	(453)	(2,464)
Current assets	12,453	6,082	6,187	184
Investment in joint venture	8,698	—	8,698	—
Goodwill	15,615	7,868	7,747	—
Other Intangibles	9,010	6,174	1,080	1,756
Total assets	47,345	21,454	23,787	2,104

19. Selected Quarterly Financial Data (Unaudited)

The following table sets forth, for each quarter in the last three fiscal years, selected data from our statements of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2007
Revenue	$20,205	$21,426	$23,805	$23,507
Gross profit	1,853	1,276	1,517	826
Net income (loss) attributable to common shareholders	(676)	(1,593)	153	(2,187)
Basic and diluted net income (loss) per share attributable to common shareholders	(0.19)	(0.45)	0.04	(0.59)

2006
Revenue	$17,373	$17,704	$19,984	$20,664
Gross profit	1,999	1,806	1,809	1,864
Net loss attributable to common shareholders	(1,649)	(59)	(814)	(1,311)
Basic and diluted net loss per share attributable to common shareholders	(0.49)	(0.02)	(0.23)	(0.37)

2005
Revenue	7,979	7,745	8,063	18,198
Gross profit	348	753	371	1,376
Net income (loss) attributable to common shareholders	(46)	124	(430)	(1,926)
Basic and diluted net income (loss) per share attributable to common shareholders	(0.02)	0.04	(0.13)	(0.58)

Tri-S Security Corporation

Schedule II—Valuation and Qualifying Accounts

		Column C—Additions
Column A—Description	Column B— Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe		Column D— Deductions— describe		Column E— Balance at end of period
Bad Debt Reserve (in thousands):
Year ended December 31, 2007	$797	$488	$—		$584	(2)	$701
Year ended December 31, 2006	$1,181	$59	$—		$443	(2)	$797
Year ended December 31, 2005	537	329	695	(1)	380	(2)	1,181

(1)	Established Bad Debt Reserve for accounts receivable acquired as part of Cornwall acquisition estimated to be uncollectible.
(2)	Write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION

By:	/s/ RONALD G. FARRELL
Chairman of the Board and Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RONALD G. FARRELL Ronald G. Farrell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/S/ Nicolas V. Chater Nicolas V. Chater	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/S/ JAMES M. LOGSDON James M. Logsdon	Director	March 31, 2008

/S/ L.K. TOOLE L.K. Toole	Director	March 31, 2008

/S/ JAMES A. VERBRUGGE James A. Verbrugge	Director	March 31, 2008

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Initial Public Offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.2	Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

2.3	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.8	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.9	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.10	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.11	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.12	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.13	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.14	Form of Warrant to purchase 150,000 shares of the Company’s common stock issued to BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.15	Form of Warrant to purchase 25,000 shares of the Company’s common stock issued to LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

10.1	Agreement Regarding Notes and Preferred Shares dated as of September 29, 2004, among the Company, Paragon Systems, Inc., Harold Bright, Charles Keathley, Robert Luther and John Wilson.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.2	Letter Agreement dated October 6, 2004, between the Company, Paragon Systems, Inc., Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.3	Consent Agreement to Extend Promissory Notes dated as of September 7, 2004 among the Company, Paragon Systems, Inc., Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.4	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in the principal amount of $526,900.	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.5	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Charles Keathley in principal amount of $2,983,750.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.6	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Robert Luther in principal amount of $1,462,450.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.7	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in the principal amount of $526,900	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.8	Amended and Restated Promissory Note dated September 29, 2004, made by Paragon Systems, Inc. in favor of Charles Keathley, both individually and as agent for Robert Luther, Harold Bright and John Wilson, in principal amount of $706,507.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.9	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.10	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.11	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in principal amount of $143,700.	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.12	Promissory Note dated February 24, 2004, made by the Company in favor of Charles Keathley in principal amount of $813,750.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.13	Promissory Note dated February 24, 2004, made by the Company in favor of Robert Luther Bright in principal amount of $398,850.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.14	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in principal amount of $143,700.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.15	Security Agreement dated February 24, 2004, between the Company and Harold Bright.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.16	Security Agreement dated February 24, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.17	Security Agreement dated February 24, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.18	Security Agreement dated February 24, 2004, between the Company and John Wilson.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.19	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.20	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Harold Bright.	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.21	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Keathley.	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.22	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Robert N. Luther.	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.23	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and John T. Wilson.	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.24	Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company’s outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.25	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.26	Agreement dated December 16, 2003 among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.27	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.28	Agreement dated December 1, 2003 between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.29	Joint Venture Limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.30	2004 Stock Incentive Plan, as amended and restated as of November 7, 2006.	Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement dated October 6, 2006.

10.31	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.32	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.33	Letter Agreement dated November 30, 2004 among the Company, Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.34	Letter Agreement dated December 14, 2004 among the Company, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.35	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.36	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.37	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.38	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.39	Summary of Board Compensation	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.40	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.

10.41	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.42	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.43	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

10.44	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.45	Employment Agreement between Paragon Systems, Inc. and Mark Machi dated July 29, 2005.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.46	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.47	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.48	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.

10.49	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

10.50	Promissory Note dated October 18, 2005 in principal amount of $250,000 made by the Company in favor of the Shareholder Representative.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.51	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.52	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.53	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.54	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.55	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.56	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.57	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.58	Amendment to Credit Agreement, dated as of December 30, 2005, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.59	Amendment to Pledge Agreement, dated as of October 19, 2005, but executed on December 30, 2005, among the Company, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.60	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.61	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.62	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.63	Letter Agreement dated April 10, 2006 between International Monitoring, Inc. and Devcon Security Services Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.64	Joint Venture Agreement dated January 17, 2006 between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.65	Purchase Agreement dated as of May 19, 2006 among the Company, Paragon Systems, Inc. and L-3 Communications Integrated Systems, LP.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006.

10.66	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.67	Guaranty of Joint Venture Executed by Paragon Systems, Inc. on June 27, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.68	Waiver, Consent and Amendment among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC dated as of June 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.69	Amendment to Employment Agreement between the Company and Ronald G. Farrell dated January 10, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

10.70	Settlement Agreement and General Release dated January 26, 2007, between the Company and David Shopay, on behalf of himself and the other former shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007.

10.71	Copy of the selected portions of the Investor Fact Sheet released on or about January 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.72	Amendment and Forbearance dated as of March 23, 2007 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.79 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.73	Acknowledgment of Forbearance and Reaffirmation of Guaranty dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BLE LLC.	Incorporated by reference to Exhibit 10.80 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.74	Pledge Agreement dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BLE LLC.	Incorporated by reference to Exhibit 10.81 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.75	Mediation Settlement Agreement dated as of May 18, 2007, among the Company, Paragon Systems, Inc., Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007.

10.76	Employment Agreement, dated September 14, 2007, between the Company and John R. Oliver.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.77	Settlement Agreement and General Release dated September 13, 2007, among the Company, Paragon Systems Inc., Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

10.78	Voting Agreement, dated September 13, 2007, among the Company, Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.79	Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.80	Loan and Security Agreement, dated as of December 31, 2007, among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.81	Supplemental Agreement to Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.82	Employment Agreement, dated November 19, 2007, between the Company and Nicolas V. Chater. Represents an executive compensation plan or arrangement.	Filed herewith.

10.83	Amendment and Forbearance, dated as of March 26, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Tauber & Balser, P.C.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.