Form 10-K/A
period 2007-12-31
TRI-S SECURITY CORP
filed 2008-04-29
CIK 1304901

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

Large accelerated Filer    ☐  Accelerated Filer    ☐  Non-accelerated filer    Smaller Reporting Company  ☒

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

As of April 29, 2008, 4,203,280 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2007 of Tri-S Security Corporation (the “Company”, “we” or “us”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Report”). This Amendment replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K. Except for providing the disclosures required by Part III of Form 10-K, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. The Original Report, as amended by this Amendment, is referred to herein as the “Annual Report.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our bylaws provide that our board of directors shall consist of between one member and nine members. Our board of directors currently consists of four members, Ronald G. Farrell, Lee K. Toole, James M. Logsdon and Dr. James A. Verbrugge. If we have more than two directors, our articles of incorporation provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, approximately one-third of our board of directors will be elected each year. Dr. Verbrugge and Messrs. Farrell, Toole and Logsdon serve as directors of the Company as follows: Mr. Logsdon serves as a Class I Director until the 2009 annual meeting of shareholders; Dr. Verbrugge serves as a Class II Director until the 2010 annual meeting of shareholders; and Messrs. Farrell and Toole each serve as Class III Directors until the 2008 annual meeting of shareholders. Messrs. Farrell, Toole and Logsdon and Dr. Verbrugge will serve as directors until the expiration of their applicable terms and until their successors have been elected and qualified or until their earlier death, resignation or removal. This classification of the board of directors may delay or prevent a change in control of the Company.

Set forth below is certain information, as of April 30, 2008, concerning each of the directors of the Company.

Name	Age	Position
Ronald G. Farrell	64	Director
James M. Logsdon	60	Director
Lee K. Toole	71	Director
James A. Verbrugge	67	Director

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

Executive Officers

Our board of directors appoints our executive officers on an annual basis to serve until their successors have been elected and qualified, subject to applicable employment agreements. See Item 11 of this Annual Report. There are no family relationships among any of our directors or officers. Set forth below is certain information as of April 29, 2008, concerning each of the executive officers of the Company.

Name	Age	Position
Ronald G. Farrell	64	Chairman of the Board, President and Chief Executive Officer of the Company
Nicolas V. Chater	54	Chief Financial Officer

The biographical information for Messrs. Farrell and Chater is set forth in Item 4.5 of Part I of this Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such forms furnished to the Company for the year ended December 31, 2007, and the information provided to the Company by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis except that Mr. Toole did not file a Form 4 due on November 13, 2007 until November 15, 2007.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid to, earned by or accrued for the Named Executive Officers during the year ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary		Bonus		Option Awards(1)			All Other Compensation			Total
Ronald G. Farrell, Chief Executive Officer	2007 2006	$ $	404,206 366,564	$ $	121,100 0	$ $	0 0		$ $	64,326 64,484	(2) (2)	$ $	589,632 431,048

Nicolas V. Chater, Chief Financial Officer	2007		$30,288		$0		$95,000	(3)		$0			$125,288

Robert K. Mills, former Chief Financial Officer	2007 2006	$ $	135,569 199,000	$ $	7,580 25,000	$ $	61,650 119,324	(4) (4)	$ $	18,400 50,640	(5) (5)	$ $	223,199 393,964

(1)

Reflects the proportionate amount of the total fair value of option awards granted under the Company’s 2004 Incentive Plan (the “Incentive Plan”), that are recognized by the Company as an expense for financial statement reporting purposes for the fiscal year ended December 31, 2007. The fair value of the awards was determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (which we refer to in this Annual Report as “FAS 123R”). The assumptions used in the calculation of the grant date fair values of the option awards are included in Note 3 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Annual Report.

(2)	Includes compensation with respect to insurance (health, dental, life, and long-term disability), automobile expenses, for family medical and business travel reimbursement, and for country club dues.
(3)

Mr. Chater was granted 100,000 options on December 13, 2007 with an exercise price of $2.00, a term of 10 years, and a vesting schedule of 50,000 options vesting on December 13, 2008, and 50,000 options vesting on December 13, 2009.

(4)

Mr. Mills was granted 45,000 options on May 3, 2007, with an exercise price of $2.70, a term of 10 years, and a vesting schedule of 15,000 options vesting immediately, 15,000 options vesting on May 3, 2008, and 15,000 options vesting on May 3, 2009. Mr. Mills was also granted 100,000 options on January 13, 2006 with an exercise price of $4.05, a term of 10 years, and a vesting schedule of 33,333 options vesting on August 8, 2006, 33,333 options vesting on August 8, 2007, and 33,334 options vesting on August 8, 2009. Mr. Mills was also granted 30,000 options on May 11, 2006 with an exercise price of $3.00, a term of 10 years, and a vesting schedule of 10,000 options vesting immediately, 10,000 options vesting on May 11, 2007, and 10,000 options vesting on May 11, 2008.

(5)	Includes compensation for automobile expenses and insurance (health, dental, life, and long-term disability).

Outstanding Equity Awards At 2007 Fiscal Year-End

The table below shows outstanding equity awards held by our Named Executive Officers for fiscal year ended December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Nicolas V.Chater	100,000	(1)	$2.00	12/13/2019

(1)	Options granted 12/13/2007 and the unvested options vest 50,000 on 12/13/2008 and 50,000 on 13/12/2009.

Director Compensation

The following table summarizes the compensation for director fees paid to or accrued for the non-employee directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Lee K. Toole(1)	$26,250	$5,200	$31,450
James A. Logsdon(2)	$26,250	$5,200	$31,450
James A. Verbrugge(3)	$26,250	$5,200	$31,450

We compensate each member of our board of directors for their service on our board of directors at an annual rate of $15,000 per year plus $1,250 for each Board meeting and committee meeting attended by such member. We reimburse our board of director members for reasonable expenses incurred by them in attending such meetings of the board of directors and any committees of the board of directors of which they are members. Members of our board of directors are also eligible to receive stock options granted pursuant to our Stock Incentive Plan.

(1)

Mr. Toole was granted 12,500 options on May 11, 2006. They are 10 year options with 4,166 options vesting on May 11, 2006, 4,166 options vesting on May 11, 2007, and 4,168 vesting on May 11, 2008. They had an exercise price of $3.00. The fair value of the options in accordance with FAS 123R was $18,875 on the grant date. Mr. Toole was granted 5,000 options on November 8, 2007. They are 10 year options which vested immediately. They had an exercise price of $2.16. The fair value of the options in accordance with FAS 123R was $5,200 on the grant date. As of December 31, 2007, Mr. Toole had 13,332 of vested and exercisable stock options.

(2)

Mr. Logsdon was granted 12,500 options on May 11, 2006. They are 10 year options with 4,166 options vesting on May 11, 2006, 4,166 options vesting on May 11, 2007, and 4,168 vesting on May 11, 2008. They had an exercise price of $3.00. The fair value of the options in accordance with FAS 123R was $18,875 on the grant date. Mr. Logsdon was granted 5,000 options on November 8,, 2007. They are 10 year options which vested immediately. They had an exercise price of $2.16. The fair value of the options in accordance with FAS 123R was $5,200 on the grant date. As of December 31, 2007, Mr. Logsdon had 13,332 of vested and exercisable stock options.

(3)

Mr. Verbrugge was granted 12,500 options on May 11, 2006. They are 10 year options with 4,166 options vesting on May 11, 2006, 4,166 options vesting on May 11, 2007, and 4,168 vesting on May 11, 2008. They had an exercise price of $3.00. The fair value of the options in accordance with FAS 123R was $18,875 on the grant date. Mr. Verbrugge was granted 5,000 options on November 8,, 2007. They are 10 year options which vested immediately. They had an exercise price of $2.16. The fair value of the options in accordance with FAS 123R was $5,200 on the grant date. As of December 31, 2007, Mr. Logsdon had 13,332 of vested and exercisable stock options.

Employment Agreement and Post-Termination Payments.

Ronald G. Farrell. Pursuant to the employment agreement, as amended, between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our EBITDA, as defined, for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

Pursuant to the employment agreement, as amended between us and Ron Farrell, the following post-termination payments would be payable to Mr. Farrell as of December 31, 2007 if such termination event occurred:

	Salary	Health and Welfare Benefits	Other
Termination due to death of the executive	$689,000	$41,000	$27,000
Termination with cause	0	0	0
Termination without cause	1,203,000	86,000	45,000
Termination due to change of control	1,203,000	86,000	45,000

The term “cause” means gross negligence, gross malfeasance or willful disregard for duty in the performance of the Employment Agreement, other than as a result of Executive’s part shall be considered willful, unless done, or omitted to be done, by him not in good faith and without reasonable belief that this action or omission was in the best interest of the Company.

The phrase “change of control” refers to the sale of the company, removal of executive as Chairman of Board, or one person or group gaining a majority 51% interest in the company or a majority of the members of the board of directors of the company.

Nicolas Chater. Pursuant to an employment agreement between us and Mr. Chater, Mr. Chater has agreed to serve as our Chief Financial Officer until June 30, 2010. The agreement provides for (i) payment of a base salary at a rate of $250,000 per year, (ii) payment of an annual retention bonus equal to $25,000 per year and (iii) payment of an annual performance bonus equal to 3% of our EBITDA, as defined, for such year; provided, that (a) the annual performance bonus may not exceed 100% of the base salary for such year and (b) Mr. Chater’s 2008 performance bonus shall not be less than $90,000. The employment agreement also provides that, if Mr. Chater’s employment is terminated by us without cause or by him for good reason, then Mr. Chater shall be entitled to receive a single lump sum in an amount equal to his then-current salary and performance bonus and shall be entitled to participate in our employee benefit, retirement and compensation plans during the twelve-month period following the date of such termination. Notwithstanding the foregoing, if Mr. Chater’s employment is terminated by us without cause during the 24-month period following a change of control of the Company, then Mr. Chater will be entitled to receive a lump sum payment of his then-current performance bonus and twice his then-current base salary and shall be entitled to participate in our employee benefit, retirement and compensation plans during the 24-month period following the date of such termination.

Pursuant to the employment agreement, the following post-termination payments would be payable to Mr. Chater as of December 31, 2007 if such termination event occurred:

	Salary(1)	Health and Welfare Benefits	Other
Termination due to death of the executive	$0	$0	$0
Termination with cause	0	0	0
Termination without cause	370,000	14,000	0
Termination due to change of control	659,000	28,000	0

(1)	Includes guaranteed bonus

For purposes of Mr. Chater’s employment agreement, “cause” for termination hereof shall exist if: (i) Mr. Chater is convicted of, or pleads guilty or nolo contendere to, any act of fraud, misappropriation or embezzlement, or any felony; (ii) in the reasonable determination of our Board of Directors, Mr. Chater has engaged in conduct or activity materially damaging to the business of the Company; or (iii) Mr. Chater has failed, without reasonable cause, to devote his full business time and best efforts to the business of the Company and, after written notice from the Company of such failure, Mr. Chater at any time thereafter again so fails.

Also for purposes of Mr. Chater’s employment agreement, a “change in control” shall have occurred if: (i) a majority of the directors of the Company shall be persons other than persons: (a) for whose election proxies shall have been solicited by our Board of Directors, or (b) who are then serving as directors appointed by our Board of Directors to fill vacancies on the Board caused by death or resignation (but not by removal) or to fill newly-created directorships; (ii) a majority of the outstanding voting power of the Company shall have been acquired or beneficially owned by any person or group, which group does not include the Executive; or (iii) there shall have occurred, subject to certain exceptions, (a) a merger or consolidation of the Company with or into another corporation (other than certain specified mergers or consolidations), (b) a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property, (c) the sale or other disposition of all or substantially all of the assets of the Company (in one transaction or a series of transactions), or (d) the liquidation or dissolution of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which our common stock is authorized for issuance as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:(1)	538,850	$2.84	961,150
Equity compensation plans not approved by security holders:(2)	651,650	$6.14	0
Total	1,190,500	$4.65	961,150

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
(a)

In July 2002, we issued to one of our lenders a warrant to purchase 50,000 shares of common stock at an initial exercise price of $1.00 per share exercisable in its entirety on the date of grant. Upon the Exchange and Recapitalization, this option was exchanged for an option to purchase 16,181 shares of common stock at an exercise price of $2.09 per share.

(b)

On February 8, 2005, we issued to our underwriters for our initial public offering options to purchase an aggregate of 180,000 shares of common stock at an exercise price of $7.08 per share, which options expire on February 8, 2010.

(c)

On February 8, 2005, we issued to our underwriter for our initial public offering options to purchase an aggregate of 180,000 warrants, each exercisable for one share of common stock. The options have an exercise price of $.15 per warrant and, upon issuance, the warrants will have an exercise price of $7.20 per share. The options and warrants, if issued, expire on February 8, 2010.

(d)

On April 26, 2005, we issued to a public relations firm in exchange for services rendered by the firm to us a warrant to purchase 25,000 shares of common stock at an exercise price of $6.00 per share. The warrant expires on April 26, 2008.

(e)

On December 21, 2005, we issued to our placement agent for our private placement which occurred in September and October 2005 warrants to purchase an aggregate of 250,469 shares of common stock at an exercise price of $4.80 per share. The warrants expire on December 21, 2008.

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of the common stock as of April 28, 2008 by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all our executive officers and directors as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to us.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (2)
Ronald G. Farrell † ‡	1,708,750		38.8%
Charles Keathley (4)	402,300		9.5%
Kaizen Management, L.P. (5)	416,124	(6)	9.9%
James A. Verbrugge †	27,500	(7)	*
James A. Logsdon †	17,500	(8)	*
L. K. Toole †	17,500	(9)	*
Robert K. Mills	7,812	(10)	*
Nicolas V. Chater ‡	0		—
All directors and executive officers as a group (5 persons)	1,771,250	(11)	39.7%

†	Director of the Company
‡	Officer of the Company
*	Less than 1% of the issued and outstanding shares of the Common Stock.
(1)	Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 29, 2008, are treated outstanding only when determining the amount and percentage owned by such individual or group.
(2)	In accordance with regulations of the SEC, the percentage calculations are based on 4,203,280 shares of Common Stock issued and outstanding as of April 29, 2008, plus shares of Common Stock which may be acquired within 60 days of April 29, 2008 by each individual or group listed.
(3)	Includes (i) 654,576 shares of Common Stock held by R.G.F. Investments, Inc., a corporation in which Mr. Farrell is the sole shareholder, officer and director, over which shares Mr. Farrell may be deemed to have sole investment and voting power; (ii) 57,087 shares of Common Stock held by Mr. Farrell’s spouse, over which shares Mr. Farrell disclaims beneficial ownership; (iii) 700,000 shares of Common Stock over which Mr. Farrell has sole voting power, but not investment power, as a result of the Voting Agreement and (iv) 200,000 shares of Common Stock issuable upon exercise of an option.
(4)	Includes 378,000 shares of Common Stock over which Mr. Keathley exercises investment power but not voting power. Pursuant to the Voting Agreement, Mr. Keathley has granted to Mr. Farrell an irrevocable proxy to vote such shares. Mr. Keathley’s address is 9017 Valley View Drive, Huntsville, Alabama 35802.
(5)	On May 14, 2007, a Schedule 13D/A was jointly filed by the following reporting persons: Kaizen Management, L.P.; Kaizen Capital, L.L.C.; Select Contrarian Value Partners, L.P. and David W. Barry. The principal business office of such reporting persons is 4200 Montrose Blvd., Suite 510, Houston, Texas 77006.
(6)	The reporting person owns a 10% convertible promissory note which is convertible into 312,500 shares of Common Stock and a warrant which is exercisable into 156,250 shares of Common Stock. Pursuant to the terms of the note and warrant, the note may not be converted, and the warrant may not be exercised, if such conversion or exercise would result in the reporting person owning greater than 9.99% of the Common Stock.
(7)	Includes 17,500 shares of Common Stock issuable upon exercise of an option.
(8)	Represents 17,500 shares of Common Stock issuable upon exercise of an option.
(9)	Represents 17,500 shares of Common Stock issuable upon exercise of an option.
(10)	Represents 5,208 shares of Common Stock issuable upon conversion of a 10% convertible promissory note and 2,604 shares of Common Stock issuable upon exercise of a warrant.
(11)	Includes (i) 52,500 shares of Common Stock issuable upon exercise of an option; and (ii) 700,000 shares of Common Stock over which Mr. Farrell has sole voting power but not investment power as a result of the Voting Agreement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

On July 20, 2004, we engaged Miller Ray Houser & Stewart LLP (“MRH&S”) as our independent registered public accounting firm to audit our financial statements in preparation for our initial public offering and for the year ended December 31, 2004. On December 21, 2005, we engaged Tauber & Balser, P.C. (“Tauber”) as our independent registered public accounting firm to audit our financial statements for the years ended December 31, 2005, and December 31, 2006. Tauber has also audited our financial statements for the year ended December 31, 2007.

	Miller, Ray, Houser & Stewart LLP		Tauber & Balser, P.C.
	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2006	Year ended December 31, 2007
Audit Fees	$34,541	$0	$179,052	$225,086
Audit Related Fees(1)	$10,175	$0	$14,000	$13,800
Tax Fees(2)	$2,000	$0	$0	$0
All Other Fees(3)	$5,850	$5,555	$16,600	$0
Total Fees	$52,566	$5,555	$209,652	$238,886

(1)	These fees relate primarily to due diligence pertaining to acquisitions, audits of employee benefit plans, and accounting consultations.
(2)	These fees relate to 2005 tax return extensions.
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

Item 15.	Exhibits and Financial Statement Schedules

Lists of certain documents filed herewith as part of this Annual Report may be found as follows:

(i) A list of the consolidated financial statements required to be filed as a part of this Annual Report is shown in the “Index to Consolidated Financial Statements.”

(ii) The financial statement schedules required to be filed as a part of this Annual Report are omitted from this Annual Report because the information required by such schedules is either not applicable or is included in the consolidated financial statements and notes thereto, which statements and notes are listed on the “Index to Consolidated Financial Statements” and filed herewith.

(iii) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION

By:	/s/ Nicolas V. Chater
Nicolas V. Chater
Chief Financial Officer

Date:	April 29, 2008

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Initial Public Offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.2	Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Current Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

2.3	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.8	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.9	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.10	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.11	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.12	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.13	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.14	Form of Warrant to purchase 150,000 shares of the Company’s common stock issued to BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.15	Form of Warrant to purchase 25,000 shares of the Company’s common stock issued to LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

10.1	Agreement Regarding Notes and Preferred Shares dated as of September 29, 2004, among the Company, Paragon Systems, Inc., Harold Bright, Charles Keathley, Robert Luther and John Wilson.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.2	Letter Agreement dated October 6, 2004, between the Company, Paragon Systems, Inc., Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.3	Consent Agreement to Extend Promissory Notes dated as of September 7, 2004 among the Company, Paragon Systems, Inc., Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.4	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in the principal amount of $526,900.	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.5	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Charles Keathley in principal amount of $2,983,750.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.6	Amended and Restated Promissory Note dated September 29, 2004, made by the Company in favor of Robert Luther in principal amount of $1,462,450.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.7	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in the principal amount of $526,900	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.8	Amended and Restated Promissory Note dated September 29, 2004, made by Paragon Systems, Inc. in favor of Charles Keathley, both individually and as agent for Robert Luther, Harold Bright and John Wilson, in principal amount of $706,507.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.9	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.10	Pledge and Assignment of Stock and Security Agreement dated September 29, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.11	Promissory Note dated February 24, 2004, made by the Company in favor of Harold Bright in principal amount of $143,700.	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.12	Promissory Note dated February 24, 2004, made by the Company in favor of Charles Keathley in principal amount of $813,750.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.13	Promissory Note dated February 24, 2004, made by the Company in favor of Robert Luther Bright in principal amount of $398,850.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.14	Promissory Note dated February 24, 2004, made by the Company in favor of John Wilson in principal amount of $143,700.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.15	Security Agreement dated February 24, 2004, between the Company and Harold Bright.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.16	Security Agreement dated February 24, 2004, between the Company and Charles Keathley.	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.17	Security Agreement dated February 24, 2004, between the Company and Robert Luther.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.18	Security Agreement dated February 24, 2004, between the Company and John Wilson.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.19	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.20	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Harold Bright.	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.21	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Charles Keathley.	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.22	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and Robert N. Luther.	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.23	Employment Agreement dated February 24, 2004, between Paragon Systems, Inc. and John T. Wilson.	Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.24	Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company’s outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.25	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.26	Agreement dated December 16, 2003 among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.27	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.28	Agreement dated December 1, 2003 between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.29	Joint Venture Limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.30	2004 Stock Incentive Plan, as amended and restated as of November 7, 2006.	Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement dated October 6, 2006.

10.31	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.32	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.33	Letter Agreement dated November 30, 2004 among the Company, Charles Keathley and Robert Luther.	Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.34	Letter Agreement dated December 14, 2004 among the Company, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.35	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.36	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.37	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.38	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.39	Summary of Board Compensation	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.40	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.

10.41	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.42	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.43	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

10.44	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.45	Employment Agreement between Paragon Systems, Inc. and Mark Machi dated July 29, 2005.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.46	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.47	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.48	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.

10.49	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

10.50	Promissory Note dated October 18, 2005 in principal amount of $250,000 made by the Company in favor of the Shareholder Representative.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.51	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.52	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.53	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.54	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.55	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.56	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.57	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.58	Amendment to Credit Agreement, dated as of December 30, 2005, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.59	Amendment to Pledge Agreement, dated as of October 19, 2005, but executed on December 30, 2005, among the Company, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.60	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.61	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.62	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.63	Letter Agreement dated April 10, 2006 between International Monitoring, Inc. and Devcon Security Services Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.64	Joint Venture Agreement dated January 17, 2006 between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.65	Purchase Agreement dated as of May 19, 2006 among the Company, Paragon Systems, Inc. and L-3 Communications Integrated Systems, LP.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006.

10.66	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.67	Guaranty of Joint Venture Executed by Paragon Systems, Inc. on June 27, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.68	Waiver, Consent and Amendment among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC dated as of June 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.69	Amendment to Employment Agreement between the Company and Ronald G. Farrell dated January 10, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

10.70	Settlement Agreement and General Release dated January 26, 2007, between the Company and David Shopay, on behalf of himself and the other former shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007.

10.71	Copy of the selected portions of the Investor Fact Sheet released on or about January 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.72	Amendment and Forbearance dated as of March 23, 2007 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.79 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.73	Acknowledgment of Forbearance and Reaffirmation of Guaranty dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BLE LLC.	Incorporated by reference to Exhibit 10.80 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.74	Pledge Agreement dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BLE LLC.	Incorporated by reference to Exhibit 10.81 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.75	Mediation Settlement Agreement dated as of May 18, 2007, among the Company, Paragon Systems, Inc., Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007.

10.76	Employment Agreement, dated September 14, 2007, between the Company and John R. Oliver.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.77	Settlement Agreement and General Release dated September 13, 2007, among the Company, Paragon Systems Inc., Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

10.78	Voting Agreement, dated September 13, 2007, among the Company, Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.79	Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.80	Loan and Security Agreement, dated as of December 31, 2007, among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.81	Supplemental Agreement to Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.82	Employment Agreement, dated November 19, 2007, between the Company and Nicolas V. Chater. Represents an executive compensation plan or arrangement.	Previously filed.

10.83	Amendment and Forbearance, dated as of March 26, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Previously filed.

21.1	Subsidiaries of the Company.	Previously filed.

23.1	Consent of Tauber & Balser, P.C.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.