Form 10-Q
period 2008-03-31
TRI-S SECURITY CORP
filed 2008-05-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 14, 2008: 4,203,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED March 31, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$571	$465
Restricted cash	412	348
Unbilled revenues and trade accounts receivable, net of allowance of $750 and $701, respectively	15,912	13,993
Prepaid expenses and other assets	988	353

Total current assets	17,883	15,159
Property and equipment, less accumulated depreciation	763	476
Goodwill	16,078	16,078
Intangibles, net
Customer contracts	2,243	2,647
Deferred loan costs	398	515
Other	736	769

Total assets	$38,101	$35,644

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,884	$1,983
Other accrued expenses	1,323	895
Accrued interest expense – short term	326	—
Accrued salary and benefits	5,661	3,940
Income taxes payable	630	586
Asset-based lending facility	13,085	11,625
10% convertible notes	7,527	7,473
Term loan	2,500	—
Long-term debt - current portion	—	8

Total current liabilities	32,936	26,510
Other liabilities:
Term loan		2,500
Accrued interest expense - long term	334	353
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	34,770	30,863

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at March 31, 2008 and December 31, 2007	4	4
Treasury stock - 45,424 shares at cost	(105)	(105)
Additional paid-in capital	16,733	16,368
Deficit	(13,301)	(11,486)

Total stockholders’ equity	3,331	4,781

Total liabilities and stockholders’ equity	$38,101	$35,644

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$26,465	$20,205
Cost of revenues
Direct labor	16,466	12,695
Indirect labor and other support costs	7,370	5,251
Amortization of customer contracts	405	406

	24,241	18,352

Gross profit	2,224	1,853

Selling, general and administrative	2,953	2,616
Amortization of intangible assets	176	235

	3,129	2,851

Operating loss	(905)	(998)

Other Income (expense):
Interest expense	(868)	(458)
Interest on Series C redeemable preferred stock	—	(75)
Other income	5	550

	(863)	17

Loss before income taxes	(1,768)	(981)
Income tax expense (benefit)	47	(305)

Net loss	$(1,815)	$(676)
Basic and diluted net loss per common share	$(0.43)	$(0.19)

Basic and diluted weighted average number of common shares	4,203	3,503

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(1,815)	$(676)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Cornwall settlement	—	(250)
Bad debt expense	50	65
Depreciation and amortization	677	719
Deferred income tax benefits	—	(179)
Non-cash employee stock option expense	365	76
Non-cash interest expense	54	48
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(1,969)	2,324
Prepaid expenses and other assets	(635)	(174)
Trade accounts payable	(99)	(126)
Accrued liabilities	2,448	(83)
Income taxes payable	44	(140)

Net cash (used) provided by operating activities	(880)	1,604

Cash flow from investing activities:
Increase in restricted cash	(64)	—
Purchase of property and equipment	(384)	(12)

Net cash used by investing activities	(448)	(12)

Cash flow from financing activities:
Net proceeds from (payments on) borrowing facility	1,460	(1,577)
Proceeds of term loans	—	100
Deferred financing costs	(26)	(40)

Net cash (used) provided by financing activities	1,434	(1,517)

Net increase in cash and cash equivalents	106	75
Cash and cash equivalents at beginning of period	465	66

Cash and cash equivalents at end of period	$571	$141

Supplemental disclosures of cash flow information:
Interest paid	$571	$410
Income taxes paid	$4	$14

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form Southeastern Paragon (also referred to herein as “SEP”). Paragon Systems owns 49% and Southeastern Protective Services owns 51% of SEP. Southeastern Paragon was formed to bid on certain contracts, and Paragon Systems manages the contracts awarded to SEP. We account for the results of SEP in accordance with Accounting Principal Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.

In September, 2007, Paragon Systems formed On Duty Patrol Services LLC (“ODPS”), a joint venture between Paragon Systems and On Duty Patrol Services, Inc. ODPS has been certified by the U.S. Small Business Administration as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of ODPS. Since formation, ODPS has not entered into any contracts.

All significant intercompany transactions have been eliminated.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these notes.

3. Liquidity

The Company has historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. Additionally, the Company’s 10% convertible promissory notes (the “10% Notes”) with an outstanding principal balance of approximately $7.5 million mature in September and October of 2008. The Company anticipates that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing the Company. Management is also evaluating various alternatives to restructure the 10% Notes which mature later this year. Management believes these initiatives will contribute toward achieving profitability and alleviating the liquidity issues facing the Company.

4. Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), using the modified prospective method and, therefore, reflects compensation expense in accordance with the SFAS No. 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

In accordance with SFAS No. 123(R), the Company recorded $365,000 and $75,000 of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively, related to employee stock options. After recording the expense through March 31, 2008, there remained approximately $482,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next two years.

5. Common and Preferred Stock

Immediately prior to the initial public offering of the common stock on February 9, 2005, we entered into an exchange and recapitalization agreement with all of the holders of the outstanding common stock and convertible preferred stock and holders of outstanding rights to acquire the common stock. Pursuant to the agreement, we implemented a reverse stock split of all the outstanding shares of the common stock and stock options and exchanged common stock for all outstanding Series A and B convertible preferred stock. The recapitalization was given retroactive treatment in the financial statements and related disclosures.

On September 13, 2007, we entered into a Settlement Agreement and General Release (the “Paragon Settlement Agreement”), among the Company, Paragon Systems, and Ronald G. Farrell, our Chief Executive Officer, on the one hand, and Charles Keathley, Robert Luther, John Wilson and Harold Bright, on the other hand (collectively, the “Selling Shareholders”), with respect to all of the litigation pending among the Company, Paragon Systems, Mr. Farrell and the Selling Shareholders (collectively, the “Litigation”). Pursuant to the Paragon Settlement Agreement:

(i) we paid the Selling Shareholders an aggregate of $1,250,000;

(ii) the Selling Shareholders and the Company cancelled the shares of the Company’s Series C redeemable preferred stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000;

(iii) the Selling Shareholders terminated and released their security interest in the outstanding shares of capital stock of Paragon Systems;

(iv) we issued to the Selling Shareholders an aggregate of 700,000 shares of common stock and an aggregate of 100 shares of our newly-designated Series D redeemable preferred stock (the “Preferred Shares”), which Preferred Shares (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes), and (b) accrue dividends of $750 per share per annum which are payable quarterly;

(v) we agreed not to amend Mr. Farrell’s employment agreement with the Company to increase or enhance the compensation or benefits payable to him thereunder until September 13, 2008;

(vi) we agreed to issue to the Selling Shareholders an aggregate of 10% of any equity securities of the Company which are issued to Mr. Farrell during the period commencing on May 18, 2007 and ending on May 18, 2008;

(vii) the Selling Shareholders granted to Mr. Farrell a proxy to vote, in his sole and absolute discretion, an aggregate of 700,000 shares of common stock held by them until such time as such shares are sold by them to an unaffiliated party in accordance with the terms of the Securities Act of 1933, as amended (the “Securities Act”);

(viii) the Company agreed to indemnify the Selling Shareholders for costs and expenses incurred by them relating to the litigation which had been pending against the Company in the United States District Court for the Northern District of Georgia regarding the Company’s initial public offering; and

(ix) the Company, Paragon Systems and the Selling Shareholders released each other from all claims and obligations among them existing as of September 13, 2007 (except for obligations arising pursuant to the terms of the Paragon Settlement Agreement) and have caused the Litigation to be dismissed with prejudice.

During the first quarter of 2008, the Company granted to Mr. Farrell an option to purchase 400,000 shares of common stock at an exercise price of $2.50 per share, which vests with respect to one-half of the underlying shares on the date of grant and the remaining one-half of the underlying shares on the first anniversary of the date of grant. Pursuant to the Paragon Settlement Agreement and concurrently with the grant to Mr. Farrell, the Company granted to the Selling Shareholders options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.50 per share, which options vest on the same schedule as the option granted to Mr. Farrell.

One September 13, 2007, and pursuant to the Paragon Settlement Agreement, we cancelled the shares of the Company’s Series C redeemable preferred stock held by the Selling Shareholders. Holders of the Series C redeemable preferred stock had no voting rights, except that a consent of a majority of the holders of the Series C redeemable preferred stock, voting separately as a class, was required to increase or decrease the number of authorized shares of Series C redeemable preferred stock and except as otherwise required by applicable law. The Series C redeemable preferred stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

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

6. Debt and Other Obligations

Amended and Restated Credit Agreement

On October 18, 2005, we entered into a Credit Agreement (the “Original Credit Agreement”) with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “Lenders”), pursuant to which we borrowed $1,650,000 pursuant to a term loan with a maturity date of October 1, 2007 and $3,500,000 pursuant to a term loan with a maturity date of October 1, 2009. During the second quarter of 2006, these term loans were paid in full.

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

During March 2007, we entered into an Amendment and Forbearance Agreement with our Lenders pursuant to which we amended the Original Credit Agreement and secured an additional $2.5 million term loan with our Lenders to provide additional financing. The term loan matures on March 28, 2009.

On December 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with our Lenders, which amends and restates the Original Credit Agreement to provide us with a revolving, asset-based lending facility with up to $25.0 million of borrowing availability, replacing our pre-existing factoring facility with up to $12.0 million of borrowing availability under the Original Credit Agreement. In connection with entering into the Amended and Restated Credit Agreement, we also entered into (i) a Loan and Security Agreement with LSQ (the “Loan and Security Agreement”) and (ii) a Supplemental Agreement to Amended and Restated Credit Agreement with our Lenders (the “Credit Agreement Supplement”).

The Amended and Restated Credit Agreement continues to provide for the $2,500,000 term loan to us contemplated by the Original Credit Agreement. Under the Amended and Restated Credit Agreement, interest on the term loan accrues at a rate equal to the prime rate, as published by the Wall Street Journal from time to time (the “Prime Rate”), plus 4.50% (the “Non-Default Rate”), but at no time shall the interest rate be less than 11.25% per annum. If an event of default under the Amended and Restated Credit Agreement occurs, then interest accrues on the term loan at a rate equal to the Non-Default Rate plus 5% and certain other default fees specified in the Amended and Restated Credit Agreement would become due and payable. The term loan requires us to pay a “Minimum Balance Fee” as described in the Amended and Restated Credit Agreement if the term loan is repaid prior to maturity.

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2008 and at any time thereafter that the term loan has been repaid in full. Prior to repayment of the term loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5%. In addition, until the term loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the term loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. The Loan and Security Agreement expires on October 31, 2010.

Under the Credit Agreement Supplement, anytime the term loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 2.25% of the highest daily overadvance amount, which is the highest daily amount in any given month calculated as follows: the outstanding term loan, plus all outstanding Advances less the borrowing base.

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of March 31, 2008 is approximately $15.6 million. Additionally, from time to time during 2008 and 2007, we borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, the Company was not in compliance with the Amended and Restated Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, the Company and its subsidiaries entered into an Amendment and Forbearance Agreement with our Lenders pursuant to which the Lenders waived certain specified defaults under the Amended and Restated Credit Agreement and agreed to forebear from exercising all remedies available to them in connection with such existing defaults until the earlier of the completion of an equity or subordinated debt offering or January 1, 2009.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction the 10% Notes, which had an original aggregate principal amount of $8,015,000, and warrants to purchase 834,896 shares of common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds received was allocated to the 10% Notes and $1,908,000 of the gross proceeds received was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the second quarter of 2006 and approximately $426,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the third quarter of 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly, approximately $426,000 was recorded as interest expense and as an increase to paid in capital. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

7. Income Taxes

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended March 31, 2008 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of March 31, 2008, the total amount of interest and penalties accrued was $216,745. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2006 for all jurisdictions remain open to examination.

As a result of the gain on the sale of the Company’s investment in Army Fleet Support, LLC (“Army Fleet Support”), a tax payment of approximately $1,300,000 was due in September 2007. This payment was not paid, but accrued. The Company anticipates a refund in 2008 of similar magnitude due to recognized losses in 2007.

At March 31, 2008, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $3,239,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income the current NOL will expire in 2027. Additionally, the Company acquired through its acquisition of Cornwall in October 2005 unused federal NOLs. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $519,000 of tax effected state NOLs. If not utilized to offset future state taxable income, then the state NOLs will expire between 2020 and 2027.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of March 31, 2008, management recorded a total valuation allowance of approximately $1,019,000 against its deferred tax assets including the NOL’s.

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 2.7% and 35.7%, respectively. For the three months ended March 31, 2008, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the recording of an additional allowance of $537,000 against the deferred tax asset.

8. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three months ended March 31, 2008 and 2007, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

9. Related Party Transactions

Employment Agreements

Pursuant to the employment agreement, as amended, between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our earnings before interest, income taxes, depreciation and amortization, as adjusted (“EBITDA”), for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company, provided that if a change of control occurs after June 30, 2008 and before July 1, 2010, Mr. Farrell is entitled to receive all monies which he would have been paid under the employment agreement had the term the agreement terminated on the second anniversary of such change of control rather than on June 30, 2010. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our Board of Directors.

Pursuant to the employment agreement, between us and Nicolas V. Chater, Mr. Chater has agreed to serve as our Chief Financial Officer until June 30, 2010. The agreement provides for (i) a base salary at a rate of $250,000 per year, (ii) an annual retention bonus equal to $25,000 per year and (iii) an annual performance bonus equal to 3% of our EBITDA, as adjusted, for such year; provided, that (a) the annual performance bonus may not exceed 100% of the base salary for such year and (b) Mr. Chater’s 2008 performance bonus shall not be less than $90,000. The agreement also provides that, if Mr. Chater’s employment is terminated by the Company without “cause” or by him for “good reason”, then Mr. Chater shall be entitled to receive a single lump sum in an amount equal to his then-current salary and performance bonus and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the twelve-month period following the date of such termination. Notwithstanding the foregoing, if Mr. Chater’s employment is terminated by the Company without cause during the 24-month period following a change of control of the Company, then Mr. Chater will be entitled to receive a lump sum payment of his then-current performance bonus and twice his then-current base salary and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the 24-month period following the date of such termination.

On December 13, 2007, we granted to grant to Mr. Chater, pursuant to the Company’s Amended and Restated 2004 Stock Incentive Plan (the “Incentive Plan”), an option to purchase 100,000 shares of common stock, with one-half of the underlying shares vesting on each of the first anniversary and the second anniversary of the date of grant. The option has an exercise price of $2.00 per share which is equal to the fair market value of the common stock on the date of grant.

Subject to availability under the Incentive Plan, the Company has also agreed to grant Mr. Chater an option to purchase up to 50,000 shares of common stock on each anniversary of the execution of his employment agreement with the Company, with such options vesting equally over a two-year period (the “Subsequent Options”). The Subsequent Options will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

10. Sales to Major Customers

During the three month periods ended March 31, 2008 and 2007, respectively, 61.5%, and 49.8% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. In addition, in the quarter ended March 31, 2008, two customers individually accounted for at least 10% of total revenue: the Social Security Administration ($3,523,000 or 13.3% of revenue) and the Miami-Dade General Services Administration ($3,917,000 or 14.8% of revenue). At March 31, 2008 and 2007, approximately 63.8% and 53.5% of accounts receivable were due from various Federal government agencies, respectively.

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2008
Revenues	$26,465	$10,174	$16,291	$—
Amortization and depreciation	677	407	129	141
Operating (loss)	(905)	(68)	401	(1,238)
Current assets	17,883	6,190	11,669	24
Goodwill	16,078	8,331	7,747	—
Other Intangibles	3,377	2,710	287	380
Total assets	38,101	17,373	20,276	452

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2007
Revenues	$20,205	$10,146	$10,059	$—
Amortization and depreciation	719	439	112	168
Operating (loss)	(998)	(24)	(5)	(969)
Current assets	11,888	5,257	6,593	38
Goodwill	16,078	8,331	7,747	—
Other Intangibles	5,797	4,183	636	978
Total assets	34,294	18,104	15,108	1,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2008 and 2007, none of our contracts have been subject to cessation of funding.

Contract losses, if any, are recorded as they become known.

Cost of Revenues. Cost of revenues is primarily comprised of labor, related payroll taxes, employee benefits, workers’ compensation, liability insurance, and the pro rata portion of the costs of customer contracts acquired.

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

Results of Operations - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue increased $6.3 million to $26.5 million, or 31.2%, for the three months ended March 31, 2008, as compared to revenue of $20.2 million for the three months ended March 31, 2007. The increase in revenue is primarily due to the increase in revenue at Paragon Systems related to six new Federal government contracts obtained in 2007 and two new federal government contracts in 2008.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 62.2% of revenue in 2008 and 62.8% of revenue in 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 27.8% of revenue in 2008 and 25.9% of revenue in 2007. The increase in 2008 over 2007 is due primarily to start-up costs on the new Federal government contracts obtained by Paragon.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 91.6% of revenue in 2008 and 90.8% of revenue in 2007. The increase in 2008 over 2007 is due to the additional contracts obtained by Paragon Systems where the cost of revenue is traditionally higher than in the commercial sector and start up costs of approximately $492,000 on the new Federal government contracts.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 11.1% in 2008 and 12.9% in 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $337,000 to $2.9 million, or 12.9%, for the three months ended March 31, 2008, as compared to $2.6 million for the three months ended March 31, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the first quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to Company employees.

Interest Expense, Net. Interest expense relates to the interest incurred under our credit agreements with our Lenders, the outstanding term loan, our mandatory redeemable preferred stock, and the interest expense incurred on our 10% Notes. Interest expense increased $410,000, or 89.5%, to $868,000 for the three months ended March 31, 2008, as compared to interest expense of $458,000 for the three months ended March 31, 2007. This increase is due to the higher level of borrowings, resulting from new Federal government contracts obtained at Paragon Systems, as well as a higher rate paid on our Loan and Security Agreement in 2008 as compared to 2007 and interest on the outstanding term loan, which was issued in March of 2007.

Other Income. For the three months ended March 31, 2007, we recognized other income of $550,000 primarily due to the $450,000 gain recognized on the settlement with the former shareholders of Cornwall pursuant to the Cornwall Settlement Agreement dated January 17, 2007.

Income Tax Expense(Benefit). The loss before income taxes for the three months ended March 31, 2008, resulted in tax expense of $47,000, while the loss before income taxes for the three months ended March 31, 2007, resulted in a tax benefit of $305,000. The variance between 2008 and 2007 resulted primarily from the recording of the deferred tax valuation allowance at March 31, 2008, which was not necessary at March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $571,000 of cash on hand. Cash used by operating activities was $880,000 for the three months ended March 31, 2008, which was primarily due to the net loss of $1.8 million, the increase in unbilled and trade accounts receivable of $2.0 million at March 31, 2008, offset by the increase in accrued liabilities of $2.4 million. Cash provided by financing activities was $1.4 million primarily due to the proceeds from our asset-based lending facility.

The outstanding balance under the Amended and Restated Credit Agreement as of March 31, 2008 was approximately $15.6 million. Additionally, from time to time during 2008 and 2007, we have borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, we were not in compliance with the Amended and Restated Credit Agreement and our outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into an Amendment and Forbearance Agreement with our Lenders. Pursuant to this agreement, our Lenders waived certain specified defaults under Amended and Restated Credit Agreement and agreed to forebear from exercising all remedies available to them in connection with such existing defaults until the earlier of the completion of an equity or subordinated debt offering by the Company or January 1, 2009.

We have has historically incurred losses and have not yet generated sufficient levels of cash flows from operating activities to meet our scheduled debt service payments and other obligations. Additionally, our 10% Notes with an outstanding principal balance of approximately $7.5 million mature in September and October of 2008. We anticipate that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing the Company. Management is also evaluating various alternatives to restructure the 10% Notes which mature later this year. Management believes these initiatives will contribute toward achieving profitability and alleviating the liquidity issues facing the Company.

Item 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in our Annual Report, and as discussed below, we believe that, based on currently known facts, there are no claims or litigation pending against us the disposition of which would materially affect our financial position or future operating results, although we cannot be certain as to the ultimate outcome of any such claim or litigation. In addition, exposure to litigation is inherent in our ongoing business and may harm our business in the future.

Litigation Regarding Our Initial Public Offering and Related Insurance Coverage

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S Security, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S Security’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with Tri-S Security’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S Security removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. The deadline for Tri-S Security to respond to the Complaint is May 30, 2008. The Company intends to vigorously defend the action and believes it has meritorious defenses to the allegations.

On December 10, 2007, Tri-S Security filed an action in the Superior Court of Fulton County, State of Georgia, against Axis Reinsurance Company and Axis Insurance Company (“Axis”) for declaratory and injunctive relief. Axis issued a Directors, Officers, and Corporate Liability Insurance Policy to Tri-S Security for the period from March 13, 2006 to March 13, 2007 (the “Axis Policy”). Tri-S Security provided notice of the Unschuld Litigation to Axis on November 8, 2006. On November 9, 2007, attorneys for Axis informed Tri-S Security that Axis disclaimed coverage for the Unschuld Litigation. Tri-S Security seeks (i) a declaratory judgment that coverage for the Unschuld Litigation is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems and that Axis is required to advance defense costs incurred in connection with the Unschuld Litigation and (ii) an order requiring Axis to advance such defense costs. On April 11, 2008, Tri-S Security moved to dismiss Axis Insurance Company from the action without prejudice. The Court granted the motion on April 15, 2008. Axis Reinsurance Company removed the case to the United States District Court for the Northern District of Georgia on April 16, 2008 and filed an answer in that court on April 23, 2008.

On March 13, 2008, Tri-S Security filed an action in the Superior Court of Fulton County, State of Georgia, against Capitol Specialty Insurance Corporation (“Capitol”), McGriff, Seibels & Williams of Georgia, Inc. and McGriff, Seibels & Williams, Inc. (collectively, “McGriff”), seeking declaratory relief and damages. McGriff acted as Tri-S Security’s broker in obtaining the Axis Policy. Capitol issued a Directors and Officers Liability Insurance Policy to Tri-S for the period from February 9, 2005 to March 13, 2006 (the “Capitol Policy”). Tri-S Security provided notice under the Capitol Policy of the Unschuld Litigation on December 13, 2007. Coverage under that policy was denied on January 25, 2008. In the event that the Unschuld Litigation is not covered under the Axis Policy, Tri-S Security is seeking (i) a declaration that the Capitol Policy requires Capitol to advance defense costs in connection with the Unschuld Litigation; (ii) an order requiring Capitol to advance such defense costs; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for any such loss. In the event that Tri-S Security is not fully covered under either the Axis Policy or the Capitol Policy in connection with the Unschuld Litigation, Tri-S Security is seeking (a) damages, in an amount to be determined at trial, against McGriff for negligence, breach of contract, negligence per se, negligent procurement, negligent misrepresentation, professional negligence, and breach of fiduciary duty; (b) a declaration that McGriff is required to cover any loss as defined in the Axis Policy that Tri-S Security incurs in connection with the Unschuld Litigation up to the limit of liability of the Axis Policy; and (c) an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. On April 11, 2008, Tri-S voluntarily dismissed the action without prejudice.

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation.

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

The Company believes that the allegations made against Forestville in the search warrant are unfounded and that the Company has meritorious defenses to such allegations. Accordingly, the Company has not established a reserve with respect to this matter.

Item 5.	Other Information.

Correspondence from SEC

On February 2, 2007, the SEC notified us that (i) our Annual Reports on Form 10-K and Form 10-K/A for the years ended December 31, 2005 and 2004, respectively, are not in compliance with the requirements of Form 10-K and Regulation S-X and are considered to be materially deficient because such reports do not include the separate financial statements of Army Fleet Support for the applicable years as required by Form 10-K and Regulation S-X; and (ii) our Annual Report for the year ended December 31, 2006 would not be in compliance with the requirements of Form 10-K and Regulation S-X unless audited financial statements for Army Fleet Support were included therein for the three years ended December 31, 2006. We did not include such financial statements in our Annual Report for the year ended December 31, 2006.

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

Consequently, our Annual Reports for each year ended December 31, 2006, 2005 and 2004 are not in compliance with the requirements of Form 10-K and Regulation S-X. As a result of the foregoing, the SEC will not declare effective any registration statements filed by us, and our securities may not be offered and sold under effective registration statements, subject to certain exceptions.

Board Compensation

On May 2, 2008, our Board of Directors determined to amend the compensation arrangement for our independent directors to provide that each director shall receive $18,000 per year for service on the Board of Directors plus $1,500 for each meeting of the Board of Directors and committee thereof attended by such directors.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: May 14, 2008	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

10.1	Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.2	Loan and Security Agreement, dated as of December 31, 2007, among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.3	Supplemental Agreement to Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.4	Amendment and Forbearance, dated as of March 26, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.83 the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5	Summary of Board Compensation.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1