Form 10-Q
period 2008-06-30
TRI-S SECURITY CORP
filed 2008-08-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 11, 2008: 4,203,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$536	$465
Restricted cash	75	348
Unbilled revenues and trade accounts receivable, net of allowance of $812 and $701, respectively	27,874	13,993
Prepaid expenses and other assets	1,337	353

Total current assets	29,822	15,159
Property and equipment, less accumulated depreciation	821	476
Goodwill	16,078	16,078
Intangibles, net
Customer contracts	1,838	2,647
Deferred loan costs	256	515
Other	708	769

Total assets	$49,523	$35,644

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,194	$1,983
Other accrued expenses	1,641	895
Accrued salary and benefits	5,552	3,940
Asset-based lending facility	26,753	11,625
Accrued interest expense – short term	357	—
Income taxes payable	184	586
Term loan	2,500	—
10% convertible notes	7,584	7,473
Long-term debt - current portion	—	8

Total current liabilities	45,765	26,510
Other liabilities:
Term loan	—	2,500
Accrued interest expense - long term	315	353
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	47,580	30,863

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,203,280 shares issued and outstanding at June 30, 2008 and December 31, 2007	4	4
Treasury stock - 45,424 shares at cost	(105)	(105)
Additional paid-in capital	16,831	16,368
Deficit	(14,787)	(11,486)

Total stockholders’ equity	1,943	4,781

Total liabilities and stockholders’ equity	$49,523	$35,644

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$38,346	$21,426	$64,811	$41,631
Cost of revenues
Direct labor	24,294	13,612	40,760	26,307
Indirect labor and other support costs	10,403	6,134	17,773	11,385
Amortization of customer contracts	404	404	809	810

	35,101	20,150	59,342	38,502

Gross profit	3,245	1,276	5,469	3,129

Selling, general and administrative	3,135	2,906	6,088	5,522
Amortization of intangible assets	170	221	346	456

	3,305	3,127	6,434	5,978

Operating loss	(60)	(1,851)	(965)	(2,849)

Other Income (expense):
Interest expense	(1,481)	(472)	(2,349)	(930)
Interest on Series C redeemable preferred stock	—	(75)	—	(150)
Other income	—	13	5	563

	(1,481)	(534)	(2,344)	(517)

Loss before income taxes	(1,541)	(2,385)	(3,309)	(3,366)
Income tax benefit	(55)	(792)	(8)	(1,097)

Net loss	$(1,486)	$(1,593)	$(3,301)	$(2,269)
Basic and diluted net loss per common share	$(0.35)	$(0.45)	$(0.79)	$(0.65)

Basic and diluted weighted average number of common shares	4,203	3,518	4,203	3,511

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(3,301)	$(2,269)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Cornwall settlement	—	(250)
Bad debt expense	293	190
Depreciation and amortization	1,362	1,437
Deferred income tax benefits	—	(282)
Non-cash employee stock option expense	463	148
Non-cash interest expense	111	97
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(14,174)	(993)
Prepaid expenses and other assets	(984)	(200)
Trade accounts payable	(789)	505
Accrued liabilities	2,669	487
Income taxes payable	(402)	(830)

Net cash used by operating activities	(14,752)	(1,960)

Cash flow from investing activities:
Decrease in restricted cash	273	—
Purchase of property and equipment	(552)	(151)

Net cash (used) provided by investing activities	(279)	(151)

Cash flow from financing activities:
Payment made for Paragon settlement	—	(50)
Net proceeds from borrowing facility	15,128	497
Proceeds of term loans	—	1,789
Deferred financing costs	(26)	(40)

Net cash provided by financing activities	15,102	2,196

Net increase in cash and cash equivalents	71	85
Cash and cash equivalents at beginning of period	465	66

Cash and cash equivalents at end of period	$536	$151

Supplemental disclosures of cash flow information:
Interest paid	$1,990	$833
Income taxes paid	$394	$14

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

3. Liquidity

The Company has historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. Additionally, the Company’s 10% convertible promissory notes (the “10% Notes”) with an outstanding principal balance of approximately $7.5 million mature in September and October of 2008. The Company anticipates that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing the Company. Management is also evaluating various alternatives to restructure the 10% Notes. Management believes these initiatives will contribute toward achieving profitability and alleviating the liquidity issues facing the Company.

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

In accordance with SFAS No. 123(R), the Company recorded approximately $463,000 and $148,000 of stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively, related to employee stock options, restricted stock and warrants. After recording the expense through June 30, 2008, there remained approximately $334,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 1.8 years.

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

On September 13, 2007, and pursuant to the Paragon Settlement Agreement, we cancelled the shares of the Company’s Series C redeemable preferred stock held by the Selling Shareholders. Holders of the Series C redeemable preferred stock had no voting rights, except that a consent of a majority of the holders of the Series C redeemable preferred stock, voting separately as a class, was required to increase or decrease the number of authorized shares of Series C redeemable preferred stock and except as otherwise required by applicable law. The Series C redeemable preferred stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

During the second quarter of 2008, the Company granted Les Kaciban, the President of Paragon Systems, 125,000 shares of restricted stock valued at $2.46 per share. These restricted shares vest evenly over a 3 year period. In accordance with SFAS No. 123(R), the Company recorded approximately $8,500 of expense related to these restricted shares. This amount is included in total stock compensation expense reported in Footnote 4, “Stock-based Compensation”. After recording the expense through June 30, 2008, there remains approximately $205,000 of unrecognized compensation cost related to unvested restricted stock to be recognized over the next 2 years.

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

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2008 and at any time thereafter that the term loan has been repaid in full. Prior to repayment of the term loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% with a minimum of 11% and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5% with a minimum of 12%. In addition, until the term loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the term loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. The Loan and Security Agreement expires on October 31, 2010.

Under the Credit Agreements, anytime the term loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 2.25% of the highest daily overadvance amount, which is the highest daily amount in any given month calculated as follows: the outstanding term loan, plus all outstanding Advances less the borrowing base, minus $60,000. We have also agreed to issue to our Lenders a four-year warrant to purchase 30,000 shares of our common stock at an exercise price of $3.00 per share for each month in which an overadvance under the Loan and Security Agreement exists. In accordance with SFAS No. 123(R), the Company recorded approximately $34,000 of expense related to these warrants. This amount is included in total stock compensation expense reported in Footnote 4, “Stock-based Compensation”.

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of June 30, 2008 is approximately $29.6 million. Additionally, from time to time during 2008 and 2007, we borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged over-advance interest and fees by our Lenders.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction convertible promissory notes bearing interest at a rate of 10% per annum (the “10% Notes”), which had an original aggregate principal amount of $8,015,000, and warrants to purchase 834,896 shares of common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds received was allocated to the 10% Notes and $1,908,000 of the gross proceeds received was allocated to additional paid-in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the second quarter of 2006 and approximately $426,000 was recorded as a reduction to additional paid-in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the third quarter of 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly, approximately $426,000 was recorded as interest expense and as an increase to paid-in capital. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes. The 10% Notes mature three years after issuance and may be prepaid at the option of the Company after one year after the issuance thereof subject to the satisfaction of certain conditions.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

7. Income Taxes

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended June 30, 2008 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of June 30, 2008, the total amount of interest and penalties accrued was $232,000. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2007 for all jurisdictions remain open to examination.

As of June 30, 2008, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $3,234,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income the current federal NOL will expire in 2027. Additionally, the Company acquired through its acquisition of Cornwall in October 2005 unused federal NOLs. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the federal NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative federal NOL amount will expire from 2020 through 2025. The Company also had approximately $558,000 of tax affected state NOLs. If not utilized to offset future state taxable income, then the state NOLs will expire between 2020 and 2027.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of June 30, 2008, management recorded a total valuation allowance of approximately $1,517,000 against its deferred tax assets including the federal NOL’s.

The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 0.3% and 36.4%, respectively. For the three months ended June 30, 2008, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the recording of an additional allowance of $497,000 against the deferred tax asset.

8. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three and six months ended June 30, 2008 and 2007, the effect of our warrants, restricted stock and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

9. Related Party Transactions

Employment Agreements

Pursuant to the employment agreement, as amended, between us and Mr. Farrell, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The agreement provides for (i) payment of a specified base salary which increases by 10% per year; (ii) payment of an annual incentive bonus equal to 5% of our earnings before interest, income taxes, depreciation and amortization, as adjusted (“EBITDA”), for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; and (iv) continuation of Mr. Farrell’s compensation and benefits for the remainder of the term of his employment agreement if his employment is terminated by us without “cause” or by Mr. Farrell for “good reason” or upon a “change of control” of the Company, provided that if a change of control occurs after June 30, 2008 and before July 1, 2010, Mr. Farrell is entitled to receive all monies which he would have been paid under the employment agreement had the agreement terminated on the second anniversary of such change of control rather than on June 30, 2010. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which is consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our Board of Directors.

Pursuant to the employment agreement, between us and Nicolas V. Chater, Mr. Chater has agreed to serve as our Chief Financial Officer until June 30, 2010. The agreement provides for (i) a base salary at a rate of $250,000 per year, (ii) an annual retention bonus equal to $25,000 per year and (iii) an annual performance bonus equal to 3% of our EBITDA, as adjusted, for such year; provided, that (a) the annual performance bonus may not exceed 100% of the base salary for such year and (b) Mr. Chater’s 2008 performance bonus shall not be less than $90,000. The agreement also provides that, if Mr. Chater’s employment is terminated by the Company without “cause” or by him for “good reason”, then Mr. Chater shall be entitled to receive a single lump sum in an amount equal to his then-current salary and performance bonus and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the twelve-month period following the date of such termination. Notwithstanding the foregoing, if Mr. Chater’s employment is terminated by the Company without cause during the 24-month period following a change of control of the Company, then Mr. Chater will be entitled to receive a lump sum payment in an amount equal to his then-current performance bonus and twice his then-current base salary and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the 24-month period following the date of such termination.

On December 13, 2007, we granted to Mr. Chater, pursuant to the Company’s Amended and Restated 2004 Stock Incentive Plan (the “Incentive Plan”), an option to purchase 100,000 shares of common stock, with one-half of the underlying shares vesting on each of the first anniversary and the second anniversary of the date of grant. The option has an exercise price of $2.00 per share which is equal to the fair market value of the common stock on the date of grant.

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

10. Sales to Major Customers

During the six month periods ended June 30, 2008 and 2007, respectively, 68.6%, and 55.9% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. In addition, for the six months ended June 30, 2008, three customers individually accounted for at least 10% of total revenue: the Social Security Administration ($8.9m or 13.8% of revenue), Department of Homeland Security-Southern California ($8.86m, or 13.6% of revenue) and the Miami-Dade General Services Administration ($8.5m or 13.2% of revenue). At June 30, 2008 and 2007, approximately 76.5% and 54.5% of accounts receivable were due from various Federal government agencies, respectively.

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

We considered our organization and reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment and determined management evaluates the performance of the segments based primarily on revenues and operating income (loss). Revenues, operating income, interest expense and assets for each segment are as follows (in thousands):

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2008
Revenues	$38,346	$10,178	$28,168	$—
Amortization and depreciation	685	403	140	142
Operating income (loss)	(60)	(215)	1,041	(886)
Interest expense, net	1,481	305	336	840

Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,154	17,131	31,581	442

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2007
Revenues	$21,426	$10,039	$11,387	$—
Amortization and depreciation	718	430	122	166
Operating income (loss)	(1,851)	(755)	(180)	(916)
Interest expense, net	547	136	95	316
Current assets	37,094	18,056	17,965	1,073
Goodwill	16,078	8,331	7,747	—
Other intangibles	5,323	3,800	550	973
Total assets	37,094	18,056	17,965	1,073

	Total	Cornwall	Paragon Systems/SEP	Other
For the six months ended June 30, 2008
Revenues	$64,811	$20,352	$44,459	$—
Amortization and depreciation	1,362	810	269	283
Operating income (loss)	(965)	(283)	1,442	(2,124)
Interest expense, net	2,349	479	458	1,412
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,154	17,131	31,581	442

	Total	Cornwall	Paragon Systems/SEP	Other
For the six months ended June 30, 2007
Revenues	$41,631	$20,185	$21,446	$—
Amortization and depreciation	1,437	869	234	334
Operating (loss)	(2,849)	(779)	(185)	(1,885)
Interest expense, net	1,080	270	180	630
Current assets	37,094	18,056	17,965	1,073
Goodwill	16,078	8,331	7,747	—
Other intangibles	5,323	3,800	550	973
Total assets	37,094	18,056	17,965	1,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations - Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue increased $16.9 million to $38.3 million, or 79.0%, for the three months ended June 30, 2008, as compared to revenue of $21.4 million for the three months ended June 30, 2007. The increase in revenue is primarily due to the increase in revenue at Paragon Systems related to six new Federal government contracts obtained in 2007 and four new federal government contracts in 2008.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.4% of revenue in 2008 and 63.5% of revenue in 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 27.1% of revenue in 2008 and 28.6% of revenue in 2007. The decrease in 2008 over 2007 is due primarily to improved profitability on new contracts at Paragon Systems and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules, and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 91.5% of revenue in 2008 and 94.0% of revenue in 2007. The decrease in 2008 over 2007 is due to improved profitability on new contracts at Paragon and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 8.2% in 2008 and 13.6% in 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $229,000 to $3.14 million, or 7.9%, for the three months ended June 30, 2008, as compared to $2.9 million for the three months ended June 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to Company employees.

Interest Expense, Net. Interest expense relates to the interest incurred under our credit agreements with our Lenders, the outstanding term loan, our mandatory redeemable preferred stock, and the interest expense incurred on our 10% Notes. Interest expense increased $1.01 million or 213.8%, to $1.48 million for the three months ended June 30, 2008, as compared to interest expense of $472,000 for the three months ended June 30, 2007. This increase is due to the higher level of borrowings, resulting from new Federal government contracts obtained at Paragon Systems, over advance interest on our borrowing facility and interest on the outstanding term loan, which was issued in March of 2007.

Income Tax Expense (Benefit). The loss before income taxes for the three months ended June 30, 2008, resulted in a tax benefit of $55,000, while the loss before income taxes for the three months ended June 30, 2007, resulted in a tax benefit of $792,000. The variance between 2008 and 2007 resulted primarily from the recording of a valuation allowance of $497,000 against deferred tax assets in the second quarter of 2008.

Results of Operations - Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Revenue increased $23.2 million to $64.8 million, or 55.7%, for the six months ended June 30, 2008, as compared to revenue of $41.6 million for the six months ended June 30, 2007. The increase in revenue is primarily due to the increase in revenue at Paragon Systems related to six new Federal government contracts obtained in 2007 and four new federal government contracts in 2008.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 62.9% of revenue in 2008 and 63.2% of revenue in 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs remained constant at approximately 27.4% of revenue in 2008 and 27.3% of revenue in 2007.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 91.6% of revenue in 2008 and 92.5% of revenue in 2007. The decrease in 2008 over 2007 is due to slightly lower direct labor costs in 2008 versus 2007.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 9.4% in 2008 and 13.3% in 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $566,000 to $6.09 million, or 10.2%, for the six months ended June 30, 2008, as compared to $5.5 million for the six months ended June 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to Company employees.

Interest Expense, Net. Interest expense relates to the interest incurred under our credit agreements with our Lenders, the outstanding term loan, our mandatory redeemable preferred stock, and the interest expense incurred on our 10% Notes. Interest expense increased $1.42 million or 153%, to $2.35 million for the six months ended June 30, 2008, as compared to interest expense of $930,000 for the six months ended June 30, 2007. This increase is due to the higher level of borrowings, resulting from new Federal government contracts obtained at Paragon Systems, over advance interest on our borrowing facility and interest on the outstanding term loan, which was issued in March of 2007.

Other Income. For the six months ended June 30, 2007, we recognized other income of $563,000 primarily due to the $450,000 gain recognized on the settlement with the former shareholders of Cornwall pursuant to the Cornwall Settlement Agreement dated January 17, 2007.

Income Tax Expense (Benefit). The loss before income taxes for the six months ended June 30, 2008, resulted in a tax benefit of $8,000, while the loss before income taxes for the six months ended June 30, 2007, resulted in a tax benefit of $1.1 million. The variance between 2008 and 2007 resulted primarily from the recording of a valuation allowance of $1.0 million against deferred tax assets in 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had $536,000 of cash on hand. Cash used by operating activities was $14.8 million for the six months ended June 30, 2008, which was primarily due to the net loss of $3.3 million, and the increase in unbilled and trade accounts receivable of $14.2 million, offset by the increase in accrued liabilities of $2.6 million. Cash provided by financing activities was $15.1 million primarily due to the proceeds from our asset-based lending facility.

The outstanding balance under the Amended and Restated Credit Agreement as of June 30, 2008, was approximately $29.6 million. Additionally, from time to time during 2008 and 2007, we have borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

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

We have historically incurred losses and have not yet generated sufficient levels of cash flows from operating activities to meet our scheduled debt service payments and other obligations. Additionally, our 10% Notes with an outstanding principal balance of approximately $7.5 million mature in September and October of 2008. We anticipate that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing the Company. Management is also evaluating various alternatives to restructure the 10% Notes which mature later this year. Management believes these initiatives will contribute toward achieving profitability and alleviating the liquidity issues facing the Company.

Item 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Regarding Our Initial Public Offering and Related Insurance Coverage

On November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with Tri-S’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. The deadline for Tri-S to respond to the Complaint is August 13, 2008. The Company intends to vigorously defend the action and believes it has meritorious defenses to the allegations.

On December 10, 2007, Tri-S filed an action in the Superior Court of Fulton County, State of Georgia, against Axis Reinsurance Company and Axis Insurance Company (“Axis”) for declaratory and injunctive relief. Axis issued a Directors, Officers, and Corporate Liability Insurance Policy to Tri-S for the period from March 13, 2006 to March 13, 2007 (the “Axis Policy”). Tri-S provided notice of the Unschuld Litigation to Axis on November 8, 2006. On November 9, 2007, attorneys for Axis informed Tri-S that Axis disclaimed coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that coverage for the Unschuld Litigation is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems and that Axis is required to advance defense costs incurred in connection with the Unschuld Litigation and (ii) an order requiring Axis to advance such defense costs. On April 11, 2008, Tri-S moved to dismiss Axis from the action without prejudice. The Court granted the motion on April 15, 2008. Axis Reinsurance Company removed the case to the United States District Court for the Northern District of Georgia on April 16, 2008 and filed an answer in that court on April 23, 2008. The parties stipulated to a voluntary dismissal of the action without prejudice on June 11, 2008 and the case was dismissed on June 12, 2008.

On March 13, 2008, Tri-S filed an action in the Superior Court of Fulton County, State of Georgia, against Capitol Specialty Insurance Corporation (“Capitol”), McGriff, Seibels & Williams of Georgia, Inc. and McGriff, Seibels & Williams, Inc. (collectively, “McGriff”), seeking declaratory relief and damages. McGriff acted as Tri-S’s broker in obtaining the Axis Policy. Capitol issued a Directors and Officers Liability Insurance Policy to Tri-S for the period from February 9, 2005 to March 13, 2006 (the “Capitol Policy”). Tri-S provided notice under the Capitol Policy of the Unschuld Litigation on December 13, 2007. Coverage under that policy was denied on January 25, 2008. In the event that the Unschuld Litigation is not covered under the Axis Policy, Tri-S is seeking (i) a declaration that the Capitol Policy requires Capitol to advance defense costs in connection with the Unschuld Litigation; (ii) an order requiring Capitol to advance such defense costs; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for any such loss. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy in connection with the Unschuld Litigation, Tri-S is seeking (a) damages, in an amount to be determined at trial, against McGriff for negligence, breach of contract, negligence per se, negligent procurement, negligent misrepresentation, professional negligence, and breach of fiduciary duty; (b) a declaration that McGriff is required to cover any loss as defined in the Axis Policy that Tri-S incurs in connection with the Unschuld Litigation up to the limit of liability of the Axis Policy; and (c) an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. On April 11, 2008, Tri-S voluntarily dismissed the action without prejudice.

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld

Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. Axis answered the complaint and asserted affirmative defenses on June 11, 2008. Capitol answered the complaint and asserted affirmative defenses on July 17, 2008. McGriff’s time to answer has been extended through and including September 9, 2008.

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

Consequently, our Annual Reports for each year ended December 31, 2006, 2005 and 2004 are not in compliance with the requirements of Form 10-K. As a result, the SEC informed us on February 2, 2007, that it would not declare effective any registration statements filed by us, and our securities may not be offered and sold under effective registration statements, subject to certain exceptions. After various discussions and correspondence with the SEC, the restriction imposed by the SEC on our registration of securities has been lifted and the SEC will not object to the omission of the audited financial statements of Army Fleet Support from our Annual Report on Form 10-K for the year ended December 31, 2007.

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

TRI-S SECURITY CORPORATION

Date: August 14, 2008	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Warrant to purchase 30,000 shares of the Company’s common stock issued to BRE LLC.	Filed herewith (included as Exhibit A to Exhibit 10.3 to this Quarterly Report on Form 10-Q).

10.1	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed May 14, 2008.

10.2	Amendment to Loan and Security Agreement among LSQ Funding Group, L.C. and Tri-S Security Corporation and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Filed herewith.

10.3	Amended and Restated Supplemental Agreement and Amendment to Amended and Restated Credit Agreement, among LSQ Funding Group, L.C., BRE LLC, and Tri-S Security Corporation and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1