Form 10-Q
period 2008-09-30
TRI-S SECURITY CORP
filed 2008-11-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 12, 2008: 4,203,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$965	$465
Restricted cash	75	348
Unbilled revenues and trade accounts receivable, net of allowance of $1,017 and $701, respectively	25,998	13,993
Prepaid expenses and other assets	1,353	353

Total current assets	28,391	15,159
Property and equipment, less accumulated depreciation	724	476
Goodwill	12,038	16,078
Intangibles, net
Customer contracts	1,433	2,647
Deferred loan costs	300	515
Other	681	769

Total assets	$43,567	$35,644

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$1,200	$1,983
Other accrued expenses	1,555	903
Accrued salary and benefits	6,804	3,940
Asset-based lending facility	25,053	11,625
Accrued interest expense – short term	451	—
Income taxes payable	123	586
10% convertible notes	7,650	7,473

Total current liabilities	42,836	26,510
Other liabilities:
Term loan	2,500	2,500
Accrued interest expense - long term	296	353
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	47,132	30,863

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,203,280 shares issued and outstanding at September 30, 2008 and December 31, 2007	4	4
Treasury stock - 45,424 shares at cost	(105)	(105)
Additional paid-in capital	17,109	16,368
Deficit	(20,573)	(11,486)

Total stockholders’ equity (deficit)	(3,565)	4,781

Total liabilities and stockholders’ equity (deficit)	$43,567	$35,644

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$40,697	$23,805	$105,508	$65,436
Cost of revenues
Direct labor	26,266	15,368	67,026	41,675
Indirect labor and other support costs	10,496	6,517	28,269	17,902
Amortization of customer contracts	405	403	1,214	1,213

	37,167	22,288	96,509	60,790

Gross profit	3,530	1,517	8,999	4,646

Selling, general and administrative	3,823	2,867	9,911	8,389
Goodwill impairment loss	4,040	—	4,040	—
Amortization of intangible assets	170	220	516	676

	8,033	3,087	14,467	9,065

Operating loss	(4,503)	(1,570)	(5,468)	(4,419)

Other Income (expense):
Interest expense, net	(1,350)	(954)	(3,699)	(1,884)
Interest on Series C redeemable preferred stock	—	(61)	—	(211)
Other income	43	1,888	48	2,451

	(1,307)	873	(3,651)	356

Loss before income taxes	(5,810)	(697)	(9,119)	(4,063)
Income tax benefit	(24)	(850)	(32)	(1,947)

Net income/loss	$(5,786)	$153	$(9,087)	$(2,116)
Basic and diluted net loss per common share	$(1.38)	$0.04	$(2.16)	$(0.59)

Basic and diluted weighted average number of common shares	4,203	3,661	4,203	3,561

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(9,087)	$(2,116)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Paragon settlement	—	(1,888)
Gain on Cornwall settlement	—	(250)
Bad debt expense	485	300
Depreciation and amortization	2,058	2,157
Goodwill impairment loss	4,040	—
Deferred income tax benefits	—	(1,225)
Non-cash common shares, options and warrants issued in exchange for services and interest	673	164
Non-cash interest expense	177	573
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable	(12,490)	721
Prepaid expenses and other assets	(1,000)	(290)
Trade accounts payable	(783)	651
Accrued liabilities	3,910	1,021
Income taxes payable	(463)	(737)

Net cash used by operating activities	(12,480)	(919)

Cash flow from investing activities:
Decrease in restricted cash	273	—
Purchase of property and equipment	(576)	(176)

Net cash used by investing activities	(303)	(176)

Cash flow from financing activities:
Payment made for Paragon settlement	—	(1,250)
Net proceeds from borrowing facility	13,428	(53)
Proceeds of term loans	—	2,500
Deferred financing costs	(145)	(65)

Net cash provided by financing activities	13,283	1,132

Net increase in cash and cash equivalents	500	37
Cash and cash equivalents at beginning of period	465	66

Cash and cash equivalents at end of period	$965	$103

Supplemental disclosures of cash flow information:
Interest paid	$3,199	$1,310
Income taxes paid	$432	$15

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

1. Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “we”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”); and (ii) commercial, state and local government customers through our subsidiary, The Cornwall Group, Inc., a Florida corporation with its principal office located in Miami, Florida (“Cornwall”).

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

3. Liquidity

We have historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet our scheduled debt service payments and other obligations. On November 13, 2008, we completed our offer to exchange our outstanding 10% Convertible Promissory Notes due 2008 (the “10% Notes”) for our 14% Convertible Promissory Notes due 2010 (the “New Notes”) and warrants to purchase shares of our common stock (the “Exchange Offer”). The Exchange Offer was completed on the terms and conditions set forth in our tender offer statement on Schedule TO, initially filed with the SEC on August 20, 2008, as amended. In the Exchange Offer, approximately $6.6 million, or 86%, of the aggregate principal amount of the 10% Notes was tendered for New Notes and warrants.

The future success of the Company is dependent upon, among other things, our ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. We anticipate that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing us and will contribute toward achieving profitability and positive cash flow.

4. Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS No. 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

In accordance with SFAS No. 123(R), we recorded approximately $673,000 and $164,000 of stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively, related to employee stock options, restricted stock and warrants. After recording the expense through September 30, 2008, there remained approximately $238,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 1.6 years.

5. Goodwill, Intangibles and Impairment

We evaluate goodwill, intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of goodwill, intangible assets, and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, then the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

During the three months ended September 30, 2008, certain of Cornwall’s contracts with Miami-Dade County General Services Administration, which represent approximately 34% of Cornwall’s revenue, were not renewed. As a result of the loss of these contracts, we assessed the carrying value of goodwill and intangible assets in accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, using the residual valuation method. Based on this assessment, we determined that approximately $4.0 million of goodwill at Cornwall is impaired at September 30, 2008. This impairment charge is recorded in “Goodwill impairment loss” in the income statement included in this Quarterly Report.

6. Common and Preferred Stock

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

(ii) we cancelled the shares of our Series C redeemable preferred stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000;

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

(vi) we agreed to issue to the Selling Shareholders an aggregate of 10% of any equity securities of the Company which are issued to Mr. Farrell during the period which commenced on May 18, 2007 and ended on May 18, 2008;

(vii) the Selling Shareholders granted to Mr. Farrell a proxy to vote, in his sole and absolute discretion, an aggregate of 700,000 shares of common stock held by them until such time as such shares are sold by them to an unaffiliated party in accordance with the terms of the Securities Act of 1933, as amended (the “Securities Act”);

(viii) we agreed to indemnify the Selling Shareholders for costs and expenses incurred by them relating to the litigation which had been pending against us in the United States District Court for the Northern District of Georgia regarding our initial public offering; and

(ix) the Company, Paragon Systems and the Selling Shareholders released each other from all claims and obligations among them existing as of September 13, 2007 (except for obligations arising pursuant to the terms of the Paragon Settlement Agreement) and have caused the Litigation to be dismissed with prejudice.

During the first quarter of 2008, we granted to Mr. Farrell an option to purchase 400,000 shares of common stock at an exercise price of $2.50 per share, which option vests with respect to one-half of the underlying shares on the date of grant and the remaining one-half of the underlying shares on the first anniversary of the date of grant. Pursuant to the Paragon Settlement Agreement and concurrently with the grant to Mr. Farrell, the Company granted to the Selling Shareholders options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.50 per share, which options vest on the same schedule as the option granted to Mr. Farrell.

On September 13, 2007, and pursuant to the Paragon Settlement Agreement, we cancelled the shares of our Series C redeemable preferred stock held by the Selling Shareholders. Holders of the Series C redeemable preferred stock had no voting rights, except that a consent of a majority of the holders of the Series C redeemable preferred stock, voting separately as a class, was required to increase or decrease the number of authorized shares of Series C redeemable preferred stock and except as otherwise required by applicable law. The Series C redeemable preferred stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

During the second quarter of 2008, we granted Les Kaciban, the President of Paragon Systems, 125,000 shares of restricted stock valued at $2.46 per share. These restricted shares vest evenly over a three-year period. In accordance with SFAS No. 123(R), the Company recorded approximately $8,500 of expense related to these restricted shares. This amount is included in total stock compensation expense reported in Footnote 4, “Stock-based Compensation”. After recording the expense through September 30, 2008, there remains approximately $265,000 of unrecognized compensation cost related to unvested restricted stock to be recognized over the next 2.6 years.

We are authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. The common stock does not have cumulative voting rights and has no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by our Board of Directors. We have never paid any cash dividends on common stock.

7. Debt and Other Obligations

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

On September 27, 2006, Paragon Systems executed a Guaranty of Joint Venture (the “JV Guaranty”) pursuant to which Paragon Systems unconditionally guarantees to LSQ the prompt payment and performance of all obligations, indebtedness and liabilities, whether currently existing or subsequently arising, of SEP (the “JV Obligations”). The JV Obligations include the obligations, indebtedness and liabilities of SEP to LSQ under that certain Factoring and Security Agreement between SEP and LSQ dated as of September 27, 2006 (the “JV Factoring Agreement”), pursuant to which LSQ will purchase from SEP from time to time certain accounts receivable at a discount of 0.7% and provide SEP a professional accounts receivable management service for a funds usage fee equal to the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The JV Factoring Agreement has a $1,000,000 initial purchase limit and a one-year term which will automatically renew unless SEP provides notice of its intent to terminate.

During March 2007, we entered into an Amendment and Forbearance Agreement with our Lenders pursuant to which we amended the Original Credit Agreement and secured an additional $2.5 million term loan with our Lenders to provide additional financing. The term loan matures on March 28, 2010.

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

Under the Credit Agreements, anytime the term loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 1.25% (from September 1, 2008 through December 31, 2008) or 1.75% (after January 1, 2009) of the highest daily overadvance amount, which is the highest daily amount in any given month calculated as follows: the outstanding term loan, plus all outstanding Advances less the borrowing base, minus $60,000. As a result of an amendment to our lending agreements in September 2008, the fee was lowered to this level in exchange for, among other things, the issuance of a four-year warrant to purchase 125,000 shares of our common stock at an exercise price of $1.27 per share. We have also agreed to issue to our Lenders a four-year warrant to purchase 30,000 shares of our common stock at an exercise price of $3.00 per share for each month in which an overadvance under the Loan and Security Agreement exists. In accordance with SFAS No. 123(R), we recorded approximately $117,000 of expense related to these warrants. This amount is included in total stock compensation expense reported in Footnote 4, “Stock-based Compensation.”

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of September 30, 2008 is approximately $28 million. Additionally, from time to time during 2008 and 2007, we borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged over-advance interest and fees by our Lenders.

As of December 31, 2007, we were not in compliance with the Amended and Restated Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into an Amendment and Forbearance Agreement with our Lenders pursuant to which the Lenders waived certain specified defaults under the Amended and Restated Credit Agreement and agreed to forebear from exercising all remedies available to them in connection with such existing defaults until the earlier of the completion of an equity or subordinated debt offering or January 1, 2009.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction the 10% Notes and warrants to purchase 834,896 shares of common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes is $8,015,000. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds received was allocated to the 10% Notes and $1,908,000 of the gross proceeds received was allocated to additional paid-in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the issuance of the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the second quarter of 2006 and approximately $426,000 was recorded as a reduction to additional paid-in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the third quarter of 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly, approximately $426,000 was recorded as interest expense and as an increase to paid-in capital. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued have an exercise price of $4.80 and expire three years from the date of issuance.

The 10% Notes with an outstanding principal balance of approximately $7.6 million matured in September and October of 2008. On November 13, 2008, we completed the Exchange Offer pursuant to which we exchanged approximately $6.6 million, or 86%, of the aggregate principal amount of the 10% Notes for New Notes and warrants.

8. Income Taxes

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended September 30, 2008 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of September 30, 2008, the total amount of interest and penalties accrued was $208,233. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact our effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2004 to 2007 for all jurisdictions remain open to examination.

As of September 30, 2008, we had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $4,114,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income the current federal NOL will expire between 2027 and 2028. Additionally, we acquired in connection with our acquisition of Cornwall in October 2005 unused federal NOLs. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the federal NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative federal NOL amount will expire from 2020 through 2025. We also had approximately $594,000 of tax affected state NOLs. If not utilized to offset future state taxable income, then the state NOLs will expire between 2020 and 2028.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of September 30, 2008, management recorded a total valuation allowance of approximately $2,106,000 against its deferred tax assets including the federal NOL’s.

Our effective tax rate for the three months ended September 30, 2008 and 2007 was -2.3% and -36.0%, respectively. For the three months ended September 30, 2008, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the tax adjustment related to our impairment loss and the recording of an additional allowance of $590,000 against our deferred tax assets.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three and nine months ended September 30, 2008 and 2007, the effect of our warrants, restricted stock and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

10. Sales to Major Customers

During the nine month periods ended September 30, 2008 and 2007, respectively, 66.9%, and 47.8% of our revenue was earned under contracts with various Federal government agencies through our Paragon Systems/SEP subsidiary. In addition, for the nine months ended September 30, 2008, three customers individually accounted for at least 10% of total revenue: the Social Security Administration (approximately $14.3 million or 13.5% of revenue), Department of Homeland Security-Southern California (approximately $16.4 million, or 15.6% of revenue) and the Miami-Dade County General Services Administration (approximately $12.9 million or 12.3% of revenue). As of September 30, 2008, three of the contracts with Miami-Dade County expired pursuant to their terms. Of the $12.9 million of revenue recorded during the nine-month period ended September 30, 2008, $10.4 million is related to these three contracts. Our agreement with the Miami-Dade County to provide services under the fourth contract expires on November 31, 2008. Miami-Dade County currently has put this contract out for re-bid. Until such time as the contract is awarded, we continue to service Miami-Dade County on a month-to-month basis.

At September 30, 2008 and 2007, approximately 77.7% and 59.1% of accounts receivable were due from various Federal government agencies, respectively.

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

12. Segment Reporting

Our two reportable segments are Cornwall and Paragon Systems/SEP. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. The Cornwall segment focuses on contract guard services to commercial and state and local government customers. The Paragon Systems/SEP segment focuses on contract guard services to various Federal government agencies.

We considered our organization and reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment and determined management evaluates the performance of the segments based primarily on revenues and operating income (loss). Revenues, amortization and depreciation, operating income, interest expense and assets for each segment are as follows (in thousands):

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2008
Revenues	$40,697	$10,147	$30,550	$—
Amortization and depreciation	696	403	151	142
Goodwill impairment loss	4,040	4,040	—	—
Operating income (loss)	(4,503)	(4,047)	730	(1,186)
Interest expense, net	1,350	375	451	524
Current assets	28,391	6,667	21,375	349
Goodwill	12,038	4,291	7,747	—
Other intangibles	2,414	2,008	114	292
Total assets	43,567	13,014	29,872	681

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2007
Revenues	$23,805	$9,674	$14,131	$—
Amortization and depreciation	720	432	129	159
Goodwill impairment loss	—	—	—	—
Operating income (loss)	(1,570)	(235)	(304)	(1,031)
Interest expense, net	1,015	180	103	732
Current assets	13,334	5,584	7,744	6
Goodwill	16,078	8,331	7,747	—
Other intangibles	4,573	3,418	464	691
Total assets	34,491	17,567	16,169	755

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2008
Revenues	$105,508	$30,499	$75,009	$—
Amortization and depreciation	2,058	1,213	420	425
Goodwill impairment loss	4,040	4,040	—	—
Operating (loss)	(5,468)	(4,330)	2,172	(3,310)
Interest expense, net	3,699	854	909	1,936
Current assets	28,391	6,667	21,375	349
Goodwill	12,038	4,291	7,747	—
Other intangibles	2,414	2,008	114	292
Total assets	43,567	13,014	29,872	681

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2007
Revenues	$65,436	$29,859	$35,577	$—
Amortization and depreciation	2,157	1,301	363	493
Goodwill impairment loss	—	—	—	—
Operating income (loss)	(4,419)	(1,014)	(489)	(2,916)
Interest expense, net	2,095	450	283	1,362
Current assets	13,334	5,584	7,744	6
Goodwill	16,078	8,331	7,747	—
Other intangibles	4,573	3,418	464	691
Total assets	34,491	17,567	16,169	755

As previously discussed in footnote 5, “Goodwill, Intangibles and Impairment”, we recorded during the three months ended September 30, 2008, a goodwill impairment charge of approximately $4.0 million.

13. Litigation Reserve

A search warrant was issued on January 17, 2008 by the Circuit Court of the eleventh judicial circuit in and for Miami-Dade County, Florida to search the premises of Forestville Security, a subsidiary of Tri-S based in Miami, for any and all records or documents pertaining to the contract between Forestville Security and Miami-Dade General Services Administration for the period of April 1, 2005 to August 1, 2007. The search warrant states that Miami-Dade General Services Administration is alleging that it has uncovered instances of fraudulent billing committed by Forestville Security in connection with the Miami-Dade General Services Administration contract.

During the three months ended September 30, 2008, Miami-Dade County refused our offer to settle all disputes relating to the Miami-Dade General Services Administration contract for $200,000. Miami-Dade County has returned all files seized from us pursuant to the search warrant and has given us until the end of November, 2008 to analyze them in order to make a revised settlement offer. We are undertaking this analysis and are continuing settlement negotiations with Miami-Dade County. Until such time as the analysis is complete and/or an agreement is reached with the Miami-Dade County, we have recorded a reserve in the amount of $200,000 to cover potential costs involved in settling this matter.

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

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Revenue increased $16.9 million to $40.7 million, or 71.0%, for the three months ended September 30, 2008, as compared to revenue of $23.8 million for the three months ended September 30, 2007. The increase in revenue is primarily due to the increase in revenue at Paragon Systems related to six new Federal government contracts obtained in 2007 and four new federal government contracts in 2008.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 64.5% of revenue in the three months ended September 30, 2008 and 64.6% of revenue in the three months ended September 30, 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 25.8% of revenue in the three months ended September 30, 2008 and 27.4% of revenue in the three months ended September 30, 2007. The decrease in 2008 over 2007 is due primarily to improved profitability on new contracts at Paragon Systems and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Amortization of Customer Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules, and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 91.3% of revenue in the three months ended September 30, 2008 and 93.6% of revenue in the three months ended September 30, 2007. The decrease in 2008 over 2007 is due to improved profitability on new contracts at Paragon and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 9.4% in the three months ended September 30, 2008 and 12.0% in the three months ended September 30, 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $956,000 to $3.8 million, or 33.3%, for the three months ended September 30, 2008, as compared to $2.9 million for the three months ended September 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to employees, as well as a $200,000 litigation reserve established in the third quarter of 2008 to cover estimated costs to settle disputes with Miami-Dade General Services Administration regarding billing practices at Forestville Security, a subsidiary of Cornwall.

Goodwill Impairment Loss. As a result of the loss of contracts with the Miami-Dade General Services Administration, we assessed the carrying value of goodwill and intangibles in accordance with the requirements of SFAS No. 142 using the residual valuation method. Based on this assessment, we determined that approximately $4.0 million of goodwill at Cornwall is impaired at September 30, 2008.

Other Income. For the three months ended September 30, 2007, we recognized other income of $1.9 million related to the settlement of Litigation with the Selling Shareholders.

Interest Expense, Net. Interest expense relates to the interest incurred under our credit agreements with our Lenders, the outstanding term loan, our mandatory redeemable preferred stock, and the interest expense incurred on our 10% Notes. Interest expense increased $335,000 or 33.0%, to $1.3 million for the three months ended September 30, 2008, as compared to interest expense of $1.0 million for the three months ended September 30, 2007. This increase is due to the higher level of borrowings, resulting from new Federal government contracts obtained at Paragon Systems, and over advance interest on our borrowing facility.

Income Tax Benefit. The loss before income taxes for the three months ended September 30, 2008, resulted in a tax benefit of $24,000, while the loss before income taxes for the three months ended September 30, 2007, resulted in a tax benefit of $850,000. The variance between 2008 and 2007 resulted primarily from the recording of a valuation allowance against deferred tax assets in the third quarter of 2008.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue increased $40.1 million to $105.5 million, or 61.3%, for the nine months ended September 30, 2008, as compared to revenue of $65.4 million for the nine months ended September 30, 2007. The increase in revenue is primarily due to the increase in revenue at Paragon Systems related to six new Federal government contracts obtained in 2007 and four new federal government contracts in 2008.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.5% of revenue in the nine months ended September 30, 2008 and 63.7% of revenue in the nine months ended September 30, 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs remained constant at approximately 26.8% of revenue in the nine months ended September 30, 2008 and 27.4% of revenue in the nine months ended September 30, 2007.

Amortization of Customer Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 91.5% of revenue in the nine months ended September 30, 2008 and 92.9% of revenue in the nine months ended September 30, 2007. The decrease in 2008 over 2007 is due to slightly lower direct labor costs in 2008 versus 2007.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 9.4% in the nine months ended September 30, 2008 and 12.8% in the nine months ended September 30, 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $1.5 million to $9.9 million, or 18.1%, for the nine months ended September 30, 2008, as compared to $8.4 million for the nine months ended September 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with SFAS No. 123(R) upon the issuance of stock options to employees, as well as a $200,000 litigation reserve established in the third quarter of 2008 to cover estimated costs to settle disputes with Miami-Dade General Services Administration regarding billing practices at Forestville Security, a subsidiary of Cornwall.

Goodwill Impairment Loss. As a result of the loss of contracts with the Miami-Dade General Services Administration, we assessed the carrying value of goodwill and intangibles in accordance with the requirements of SFAS No. 142 using the residual valuation method. Based on this assessment, we determined that approximately $4.0 million of goodwill at Cornwall is impaired at September 30, 2008.

Interest Expense, Net. Interest expense relates to the interest incurred under our credit agreements with our Lenders, the outstanding term loan, our mandatory redeemable preferred stock, and the interest expense incurred on our 10% Notes. Interest expense increased $1.6 million or 76.5%, to $3.7 million for the nine months ended September 30, 2008, as compared to interest expense of $2.1 million for the nine months ended September 30, 2007. This increase is due to the higher level of borrowings, resulting from new Federal government contracts obtained at Paragon Systems, over advance interest on our borrowing facility and interest on the outstanding term loan, which was issued in March of 2007.

Other Income. For the nine months ended September 30, 2007, we recognized other income of $2,451,000 due to the recognition of (i) $1.9 million gain related to the settlement of Litigation with the Selling Shareholders, (ii) $450,000 gain related to the settlement with the former shareholders of Cornwall, and (iii) $113,000 settlement with the Department of Homeland Security for past services.

Income Tax Benefit. The loss before income taxes for the nine months ended September 30, 2008, resulted in a tax benefit of $32,000, while the loss before income taxes for the nine months ended September 30, 2007, resulted in a tax benefit of $1.9 million. The variance between 2008 and 2007 resulted primarily from the recording of a valuation allowance against deferred tax assets in 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had $965,000 of cash on hand. Cash used by operating activities was $12.5 million for the nine months ended September 30, 2008, which was primarily due to the net loss of $9.1 million, which includes a goodwill impairment charge of approximately $4.0 million, and the net increase in unbilled and trade accounts receivable of $12.5 million, offset by the increase in accrued liabilities of $3.9 million. Cash provided by financing activities was $13.3 million primarily due to the proceeds from our asset-based lending facility.

The outstanding balance under the Amended and Restated Credit Agreement as of September 30, 2008, was approximately $28 million. Additionally, from time to time during 2008 and 2007, we have borrowed more than the maximum amount allowable under the availability formula in both the Amended and Restated Credit Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

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

We have historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. On November 13, 2008, we completed the Exchange Offer pursuant to which we exchanged approximately $6.6 million, or 86%, of the aggregate principal amount of the 10% Notes for New Notes and warrants.

The future success of the Company is dependent upon, among other things, our ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. We anticipate that the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing us and will contribute toward achieving profitability and positive cash flow.

Item 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Regarding Our Initial Public Offering

As previously disclosed, on November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with Tri-S’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. Tri-S and the other defendants each filed answers in response to the Complaint on August 13, 2008. On that same date, they also filed a joint motion to dismiss, or in the alternative, a motion for judgment on the pleadings (the “Motion to Dismiss”) and a motion for a stay of discovery (the “Motion for Stay”) pending a decision on the Motion to Dismiss. Plaintiff opposed the Motion for Stay on October 8, 2008 and the Motion to Dismiss on October 16, 2008. On October 24, 2008, the parties filed a joint motion requesting that the court stay all proceedings in the action for 45 days, until December 8, 2008 to facilitate the parties’ settlement discussions and to avoid the need to incur additional attorneys’ fees and other expenses. We intend to vigorously defend the action and believes we have meritorious defenses to the allegations.

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

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld

Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. Axis answered the complaint and asserted affirmative defenses on June 11, 2008. Capitol answered the complaint and asserted affirmative defenses on July 17, 2008. The parties agreed to extend McGriff’s time to answer through and including December 10, 2008.

Dispute with Miami-Dade General Services Administration

As previously disclosed, a search warrant was issued on January 17, 2008 by the Circuit Court of the eleventh judicial circuit in and for Miami-Dade County, Florida, to search the premises of Forestville Security, a subsidiary of Tri-S based in Miami, for any and all records or documents pertaining to the contract between Forestville Security and Miami-Dade General Services Administration for the period of April 1, 2005 to August 1, 2007. The search warrant states that Miami-Dade General Services Administration is alleging that it has uncovered instances of fraudulent billing committed by Forestville Security in connection with the Miami-Dade General Services Administration contract. Forestville Security is fully cooperating with the authorities regarding the investigation.

During the three months ended September 30, 2008, Miami-Dade County refused our offer to settle all disputes with it for $200,000. Miami-Dade County has returned all files seized from us pursuant to the search warrant and has given us until the end of November, 2008 to analyze them in order to make a revised settlement offer. We are undertaking this analysis and are continuing settlement negotiations with Miami-Dade County. Although we continue to believe that the allegations made against Forestville Security in the search warrant are unfounded and that we have meritorious defenses to such allegations, we have established a $200,000 reserve with respect to this matter.

Item 1A.	Risk Factors

In addition to the Risk Factors set forth in our Annual Report, we also face the risks described below.

If we do not regain compliance with the NASDAQ Marketplace Rules by December 3, 2008, then the NASDAQ Stock Market will notify us that our securities will be delisted from the NASDAQ Capital Market.

Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy certain minimum listing maintenance requirements to maintain such listing, including a series of financial tests relating to shareholders’ equity or net income or market value, public float, number of market makers and shareholders, and maintaining a minimum bid price for our common stock.

On August 20, 2008, the NASDAQ Stock Market notified us that we no longer satisfy the minimum $2.5 million shareholders’ equity requirement for continued listing on the NASDAQ Capital Market, as required by the NASDAQ Marketplace Rule 4310(c)(3) (the “Rule”). As requested by the NASDAQ Stock Market staff, we submitted to the NASDAQ Stock Market our plan to achieve and sustain compliance with all requirements for continued listing on the NASDAQ Capital Market. Our plan includes, among other things, the successful completion of the Exchange Offer.

On October 29, 2008, the NASDAQ Stock Market staff notified us that it believes that we have provided a definitive plan evidencing our ability to achieve and sustain compliance with the Rule, and as such, has determined to grant to us an extension of time. Pursuant to the staff’s notification, we have until December 3, 2008 to evidence compliance with the Rule. If we are unable to evidence compliance with the Rule by December 3, 2008, then the NASDAQ Stock Market will notify us that our securities will be delisted from the NASDAQ Capital Market. At that time, we would be afforded an opportunity to request a hearing before a NASDAQ Listing Qualifications Panel. Our securities will remain listed on the NASDAQ Capital Market pending a decision by the NASDAQ Listing Qualifications Panel following the hearing.

If our common stock is delisted form the NASDAQ Capital Market, then our common stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for our investors, leading to declines in share price. Delisting of our common stock could also make it more difficult and expensive for us to raise additional capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2008, we completed the Exchange Offer pursuant to which we exchanged $6,590,000, or approximately 86.0%, of the aggregate principal amount of the 10% Notes for New Notes and warrants. The New Notes have an aggregate principal amount of $6,590,000 and accrue interest at a rate of 14% per annum. The New Notes mature and the warrants expire on November 13, 2010 and November 13, 2013, respectively.

Upon issuance, the New Notes and warrants are immediately convertible or exercisable, as applicable, into shares of common stock at the option of the holder at a conversion price or exercise price of $1.75 per share and $0.66 per share, respectively. The New Notes are convertible and the warrants are exercisable into 3,765,714 shares and 686,490 shares, respectively, of common stock.

The New Notes and warrants issued in the Exchange Offer were issued without registration under the Securities Act upon reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder (“Regulation D”). We based such reliance upon (i) the fact that the recipients of the New Notes and warrants held our 10% Notes and, therefore, had a pre-existing relationship with us and (ii) representations made by the recipients to us regarding their investment intent, sophistication and status as “accredited investors,” as defined in Rule 501 of Regulation D, among other things.

On November 12, 2008, we issued 3,200 shares of common stock to a provider of market research services in exchange for services rendered to us. These shares were issued without registration under the Securities Act upon reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. We based such reliance upon representations made by the provider regarding its investment intent and sophistication, among other things.

Item 3.	Defaults Upon Senior Securities.

The principal amount of our 10% Notes became due and payable on various dates in September and October 2008. We did not make these principal payments and, accordingly, as of October 14, 2008, the entire $7,665,000 principal amount of the 10% Notes was past due.

Pursuant to the Exchange Offer, we exchanged 10% Notes with an aggregate principal amount of $6,590,000 for New Notes and warrants, in full satisfaction of all amounts due under the 10% Notes tendered in the Exchange Offer. As of November 14, 2008, we have outstanding 10% Notes in aggregate principal amount of $1,075,000, which amount is past due.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: November 14, 2008	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Warrant to purchase shares of the Company’s common stock issuable to BRE LLC in respect of our advance under the Company’s credit facility.	Incorporated by reference to Exhibit A to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4.2	Warrant to purchase 125,000 shares of the Company’s common stock issued to BRE LLC on September 12, 2008.	Filed herewith.

4.3	Form of 14% Convertible Promissory Note issued in the Exchange Offer.	Filed herewith.

4.4	Form of Warrant issued in the Exchange Offer.	Filed herewith.

10.1	Amended and Restated Supplemental Agreement and Amended and Restated Credit Agreement, among LSQ Funding Group, L.C., BRE LLC and the Company and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.2	Amendment to Amended and Restated Supplemental Agreement and Amendment to Amended and Restated Credit Agreement among LSQ Funding Group, L.C., BRE LLC, and Tri-S Security Corporation and its subsidiaries, dated September 12, 2008.	Filed herewith.

10.3	Director Designation Agreement between Select Contrarian Value Partners, L.P. and Tri-S Security Corporation, dated October 16, 2008.	Filed herewith.

10.4	Amendment No. 1 to Director Designation Agreement between Select Contrarian Value Partners, L.P. and the Company, dated November 5, 2008.	Filed herewith.

E-1

10.5	Letter Agreement between Select Contrarian Value Partners, L.P. and the Company dated November 5, 2008.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-2