Form 10-Q/A
period 2008-03-31
TRI-S SECURITY CORP
filed 2009-04-14
CIK 1304901

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 13, 2009: 4,203,280.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on April 10, 2009, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008, should be restated because they contain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The errors in the Company’s consolidated financial statements included in the Original Report relate to an incorrect payroll accrual for the quarter ended March 31, 2008. As a result of this incorrect accrual, direct labor expense, cost of revenues and net loss were understated, and gross profit was overstated, in the Original Report. The Company does not expect any negative impact to its liquidity position as a result this error.

The restated consolidated financial statements for the quarter ended March 31, 2008, included in this Amendment (the “Restatement”) report: (i) direct labor expense of $16,779,000 as opposed to direct labor expense of $16,466,000 as reported in the Original Report; (ii) cost of revenues of $24,554,000 as opposed to cost of revenues of $24,241,000 as reported in the Original Report; (iii) gross profit of $1,911,000 as opposed to gross profit of $2,224,000 as reported in the Original Report; and (iv) net loss of $2,129,000 as opposed to net loss of $1,815,000 as reported in the Original Report.

This Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, this Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED March 31, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2008, as previously reported	Adjustment		March 31, 2008, as restated (See Note 3)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$571	$		$571	$465
Restricted cash	412			412	348
Unbilled revenues and trade accounts receivable, net of allowance of $750 and $701, respectively	15,912			15,912	13,993
Prepaid expenses and other assets	988			988	353

Total current assets	17,883			17,883	15,159
Property and equipment, less accumulated depreciation	763			763	476
Goodwill	16,078			16,078	16,078
Intangibles, net
Customer contracts	2,243			2,243	2,647
Deferred loan costs	398			398	515
Other	736			736	769

Total assets	$38,101	$		$38,101	$35,644

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,884	$		$1,884	$1,983
Other accrued expenses	1,323			1,323	895
Accrued interest expense – short term	326			326	—
Accrued salary and benefits	5,661		314	5,975	3,940
Income taxes payable	630			630	586
Asset-based lending facility	13,085			13,085	11,625
10% convertible notes	7,527			7,527	7,473
Term loan	2,500			2,500	—
Long-term debt - current portion	—			—	8

Total current liabilities	32,936		314	33,250	26,510
Other liabilities:
Term loan					2,500
Accrued interest expense - long term	334			334	353
Series D preferred stock subject to mandatory redemption	1,500			1,500	1,500

Total liabilities	34,770			35,084	30,863

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at March 31, 2008 and December 31, 2007	4			4	4
Treasury stock - 45,424 shares at cost	(105)			(105)	(105)
Additional paid-in capital	16,733			16,733	16,368
Deficit	(13,301)		(314)	(13,615)	(11,486)

Total stockholders’ equity	3,331		(314)	3,017	4,781

Total liabilities and stockholders’ equity	$38,101	$		$38,101	$35,644

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended March 31,
	2008, as previously reported	Adjustment		2008, as restated (See Note 3)	2007
Revenues	$26,465	$		$26,465	$20,205
Cost of revenues
Direct labor	16,466		313	16,779	12,695
Indirect labor and other support costs	7,370			7,370	5,251
Amortization of customer contracts	405			405	406

	24,241		313	24,554	18,352

Gross profit	2,224		(313)	1,911	1,853

Selling, general and administrative	2,953		1	2,954	2,616
Amortization of intangible assets	176			176	235

	3,129		1	3,130	2,851

Operating loss	(905)		(314)	(1,219)	(998)

Other Income (expense):
Interest expense	(868)			(868)	(458)
Interest on Series C redeemable preferred stock	—			—	(75)
Other income	5			5	550

	(863)			(863)	17

Loss before income taxes	(1,768)		(314)	(2,082)	(981)
Income tax expense (benefit)	47			47	(305)

Net loss	$(1,815)		$(314)	$(2,129)	$(676)
Basic and diluted net loss per common share	$(0.43)		$(0.08)	$(0.51)	$(0.19)

Basic and diluted weighted average number of common shares	4,203		4,203	4,203	3,503

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2008, as previously reported	Adjustment	2008, as restated (See Note 3)	2007
Cash flow from operating activities:
Net loss	$(1,815)	$(314)	$(2,129)	$(676)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Cornwall settlement	—		—	(250)
Bad debt expense	50		50	65
Depreciation and amortization	677		677	719
Deferred income tax benefits	—		—	(179)
Non-cash employee stock option expense	365		365	76
Non-cash interest expense	54		54	48
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(1,969)		(1,969)	2,324
Prepaid expenses and other assets	(635)		(635)	(174)
Trade accounts payable	(99)		(99)	(126)
Accrued liabilities	2,448	314	2,762	(83)
Income taxes payable	44		44	(140)

Net cash (used) provided by operating activities	(880)		(880)	1,604

Cash flow from investing activities:
Increase in restricted cash	(64)		(64)	—
Purchase of property and equipment	(384)		(384)	(12)

Net cash used by investing activities	(448)		(448)	(12)

Cash flow from financing activities:
Net proceeds from (payments on) borrowing facility	1,460		1,460	(1,577)
Proceeds of term loans	—		—	100
Deferred financing costs	(26)		(26)	(40)

Net cash (used) provided by financing activities	1,434		1,434	(1,517)

Net increase in cash and cash equivalents	106		106	75
Cash and cash equivalents at beginning of period	465		465	66

Cash and cash equivalents at end of period	$571		$571	$141

Supplemental disclosures of cash flow information:
Interest paid	$571		$571	$410
Income taxes paid	$4		$4	$14

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

3. Restatement

Subsequent to December 31, 2008, the Company determined the previously issued consolidated financial statements for the quarter ended March 31, 2008 should be restated as these financials contained certain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The error in the Company’s consolidated financial statements relate to an incorrect payroll accrual for the quarter ended March 31, 2008. As a result of this incorrect accrual, direct labor expense, cost of revenues and net loss were understated, and gross profit was overstated.

The restated amounts in these amended consolidated financial statements for the quarter ended March 31, 2008, are as follows: (i) direct labor expense of $16,779,000 as opposed to direct labor expense of $16,466,000 as previously reported; (ii) cost of revenues of $24,554,000 as opposed to cost of revenues of $24,241,000 as previously reported; (iii) gross profit of $1,911,000 as opposed to gross profit of $2,224,000 as previously reported; and (iv) net loss of $2,129,000 as opposed to net loss of $1,815,000 as previously reported.

4. Liquidity

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

5. Stock-based Compensation

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

6. Common and Preferred Stock

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

8. Income Taxes

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended March 31, 2008 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

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

At March 31, 2008, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $3,461,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income the current NOL will expire in 2027. Additionally, the Company acquired through its acquisition of Cornwall in October 2005 unused federal NOLs. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $524,000 of tax effected state NOLs. If not utilized to offset future state taxable income, then the state NOLs will expire between 2020 and 2027.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of March 31, 2008, management recorded a total valuation allowance of approximately $1,135,000 against its deferred tax assets including the NOL’s.

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 2.1% and 35.7%, respectively. For the three months ended March 31, 2008, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the recording of an additional allowance of $654,000 against the deferred tax asset.

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

11. Sales to Major Customers

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

12. Cornwall Settlement

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

13. Segment Reporting

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2008, as previously reported
Revenues	$26,465	$10,174	$16,291	$—
Amortization and depreciation	677	407	129	141
Operating (loss)	(905)	(68)	401	(1,238)
Current assets	17,883	6,190	11,669	24
Goodwill	16,078	8,331	7,747	—
Other Intangibles	3,377	2,710	287	380
Total assets	38,101	17,373	20,276	452

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2008, as restated
Revenues	$26,465	$10,174	$16,291	$—
Amortization and depreciation	677	407	129	141
Operating (loss)	(1,219)	(68)	87	(1,238)
Current assets	17,883	6,190	11,669	24
Goodwill	16,078	8,331	7,747	—
Other Intangibles	3,377	2,710	287	380
Total assets	38,101	17,373	20,276	452

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2007
Revenues	$20,205	$10,146	$10,059	$—
Amortization and depreciation	719	439	112	168
Operating (loss)	(998)	(24)	(5)	(969)
Current assets	11,888	5,257	6,593	38
Goodwill	16,078	8,331	7,747	—
Other Intangibles	5,797	4,183	636	978
Total assets	34,294	18,104	15,108	1,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.4% of revenue in 2008 and 62.8% of revenue in 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

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

Total Cost of Revenue. Our total cost of revenue was 92.8% of revenue in 2008 and 90.8% of revenue in 2007. The increase in 2008 over 2007 is due to the additional contracts obtained by Paragon Systems where the cost of revenue is traditionally higher than in the commercial sector and start up costs of approximately $519,000 on the new Federal government contracts.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 11.1% in 2008 and 12.9% in 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $338,000 to $2.9 million, or 12.9%, for the three months ended March 31, 2008, as compared to $2.6 million for the three months ended March 31, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the first quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to Company employees.

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

Liquidity and Capital Resources

As of March 31, 2008, we had $571,000 of cash on hand. Cash used by operating activities was $880,000 for the three months ended March 31, 2008, which was primarily due to the net loss of $2.1 million, the increase in unbilled and trade accounts receivable of $2.0 million at March 31, 2008, offset by the increase in accrued liabilities of $2.8 million. Cash provided by financing activities was $1.4 million primarily due to the proceeds from our asset-based lending facility.

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

In connection with preparing this Amendment, our Chief Executive Officer and Chief Financial Officer again evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were ineffective due to the material weakness that we identified in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related expense accounts with respect to payroll. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end with respect to payroll were not followed. A further discussion of this material weakness is set forth under Item 9(a), “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the quarter ended March 31, 2008, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: April 14, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

10.1	Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.2	Loan and Security Agreement, dated as of December 31, 2007, among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.3	Supplemental Agreement to Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.4	Amendment and Forbearance, dated as of March 26, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.83 the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5	Summary of Board Compensation.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1