Form 10-Q/A
period 2008-06-30
TRI-S SECURITY CORP
filed 2009-04-14
CIK 1304901

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on April 10, 2009, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008, should be restated because they contain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The errors in the Company’s consolidated financial statements included in the Original Report relate to an incorrect payroll accrual for the quarter ended June 30, 2008. As a result of this incorrect accrual, direct and indirect labor expense, cost of revenues and net loss were understated, and gross profit was overstated, in the Original Report. The Company does not expect any negative impact to its liquidity position as a result this error.

The restated consolidated financial statements for the quarter ended June 30, 2008, included in this Amendment (the “Restatement”) report: (i) direct labor expense of $24,449,000 as opposed to direct labor expense of $24,294,000 as reported in the Original Report; (ii) indirect labor expense of $10,576,000 as opposed to indirect labor expense of $10,403,000 as reported in the Original Report; (iii) cost of revenues of $35,429,000 as opposed to cost of revenues of $35,101,000 as reported in the Original Report; and (iv) gross profit of $2,917,000 as opposed to gross profit of $3,245,000 as reported in the Original Report; and (v) net loss of $1,815,000 as opposed to net loss of $1,486,000 as reported in the Original Report.

The restated consolidated financial statements for the six months ended June 30, 2008, included in this Amendment (the “Restatement”) report: (i) direct labor expense of $41,228,000 as opposed to direct labor expense of $40,760,000 as reported in the Original Report; (ii) indirect labor expense of $17,946,000 as opposed to indirect labor expense of $17,773,000 as reported in the Original Report; (iii) cost of revenues of $59,983,000 as opposed to cost of revenues of $59,342,000 as reported in the Original Report; and (iv) gross profit of $4,828,000 as opposed to gross profit of $5,469,000 as reported in the Original Report; and (v) net loss of $3,944,000 as opposed to net loss of $3,301,000 as reported in the Original Report.

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

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2008, as previously reported	Adjustment		June 30, 2008, as restated (See Note 3)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$536	$		$536	$465
Restricted cash	75			75	348
Unbilled revenues and trade accounts receivable, net of allowance of $750 and $701, respectively	27,874			27,874	13,993
Prepaid expenses and other assets	1,337			1,337	353

Total current assets	29,822			29,822	15,159
Property and equipment, less accumulated depreciation	821			821	476
Goodwill	16,078			16,078	16,078
Intangibles, net
Customer contracts	1,838			1,838	2,647
Deferred loan costs	256			256	515
Other	708			708	769

Total assets	$49,523	$		$49,523	$35,644

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,194	$		$1,194	$1,983
Other accrued expenses	1,641			1,641	895
Accrued interest expense – short term	357			357	3,940
Accrued salary and benefits	5,552		643	6,195	11,625
Income taxes payable	184			184	—
Asset-based lending facility	26,753			26,753	586
10% convertible notes	7,584			7,584	—
Term loan	2,500			2,500	7,473
Long-term debt - current portion	—			—	8

Total current liabilities	45,765		643	46,408	26,510
Other liabilities:
Term loan	—			—	2,500
Accrued interest expense - long term	315			315	353
Series D preferred stock subject to mandatory redemption	1,500			1,500	1,500

Total liabilities	47,580		643	48,223	30,863

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at March 31, 2008 and December 31, 2007	4			4	4
Treasury stock - 45,424 shares at cost	(105)			(105)	(105)
Additional paid-in capital	16,831			16,831	16,368
Deficit	(14,787)		(643)	(15,430)	(11,486)

Total stockholders’ equity	1,943		(643)	1,300	4,781

Total liabilities and stockholders’ equity	$49,523	$		$49,523	$35,644

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,					Six Months Ended June 30,
	2008, as previously reported	Adjustment		2008, as restated (See Note 3)	2007	2008, as previously reported	Adjustment		2008, as restated (See Note 3)	2007
Revenues	$38,346	$		$38,346	$21,426	$64,811	$		$64,811	$41,631
Cost of revenues
Direct labor	24,294		155	24,449	13,612	40,760		468	41,228	26,307
Indirect labor and other support costs	10,403		173	10,576	6,134	17,773		173	17,946	11,385
Amortization of customer contracts	404			404	404	809			809	810

	35,101		328	35,429	20,150	59,342		641	59,983	38,502

Gross profit	3,245		(328)	2,917	1,276	5,469		(641)	4,828	3,129

Selling, general and administrative	3,135		1	3,136	2,906	6,088		2	6,090	5,522
Amortization of intangible assets	170			170	221	346			346	456

	3,305		1	3,306	3,127	6,434		2	6,436	5,978

Operating loss	(60)		(329)	(389)	(1,851)	(965)		(643)	(1,608)	(2,849)

Other Income (expense):
Interest expense	(1,481)			(1,481)	(472)	(2,349)			(2,349)	(930)
Interest on Series C redeemable preferred stock	—			—	(75)	—			—	(150)
Other income	—			—	13	5			5	563

	(1,481)			(1,481)	(534)	(2,344)			(2,344)	(517)

Loss before income taxes	(1,541)		(329)	(1,870)	(2,385)	(3,309)		(643)	(3,952)	(3,366)
Income tax benefit	(55)			(55)	(792)	(8)			(8)	(1,097)

Net loss	$(1,486)		(329)	$(1,815)	$(1,593)	$(3,301)		(643)	$(3,944)	$(2,269)
Basic and diluted net loss per common share	$(0.35)		(0.08)	$(0.43)	$(0.45)	$(0.79)		(0.15)	$(0.94)	$(0.65)

Basic and diluted weighted average number of common shares	4,203			4,203	3,518	4,203			4,203	3,511

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30,
	2008, as previously reported	Adjustment	2008, as restated (See Note 3)	2007
Cash flow from operating activities:
Net loss	$(3,301)	$(643)	$(3,944)	$(2,269)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Cornwall settlement	—		—	(250)
Bad debt expense	293		293	190
Depreciation and amortization	1,362		1,362	1,437
Deferred income tax benefits	—		—	(282)
Non-cash employee stock option expense	463		463	148
Non-cash interest expense	111		111	97
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(14,174)		(14,174)	(993)
Prepaid expenses and other assets	(984)		(984)	(200)
Trade accounts payable	(789)		(789)	505
Accrued liabilities	2,669	643	3,312	487
Income taxes payable	(402)		(402)	(830)

Net cash (used) provided by operating activities	(14,752)		(14,752)	(1,960)

Cash flow from investing activities:
Increase in restricted cash	273		273	—
Purchase of property and equipment	(552)		(552)	(151)

Net cash used by investing activities	(279)		(279)	(151)

Cash flow from financing activities:
Payment made for Paragon settlement	—		—	(50)
Net proceeds from (payments on) borrowing facility	15,128		15,128	497
Proceeds of term loans	—		—	1,789
Deferred financing costs	(26)		(26)	(40)

Net cash (used) provided by financing activities	15,102		15,102	2,196

Net increase in cash and cash equivalents	71		71	85
Cash and cash equivalents at beginning of period	465		465	66

Cash and cash equivalents at end of period	$536		$536	$151

Supplemental disclosures of cash flow information:
Interest paid	$1,990		$1,990	$833
Income taxes paid	$394		$394	$14

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

3. Restatement

Subsequent to December 31, 2008, the Company determined the previously issued consolidated financial statements for the quarter and six months ended June 30, 2008 should be restated as these financials contained certain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The errors in the Company’s consolidated financial statements relate to an incorrect payroll accrual for the quarter and six months ended June 30, 2008. As a result of this incorrect accrual, direct labor expense, indirect labor and other supports costs, cost of revenues and net loss were understated, and gross profit was overstated.

The restated amounts in these amended consolidated financial statements for the quarter ended June 30, 2008, are as follows: i) direct labor expense of $24,449,000 opposed to direct labor expense of $24,294,000 as previously reported; (ii) indirect labor and other supports costs expense of $10,576,000 as opposed to indirect labor and other supports costs expense of $10,403,000 as previously reported; (iii) cost of revenues of $35,429,000 as opposed to cost of revenues of $35,101,000 as previously reported; and (iv) gross profit of $2,917,000 as opposed to gross profit of $3,245,000 as previously reported; and (v) net loss of $1,815,000 as opposed to net loss of $1,486,000 as previously reported.

The restated amounts in these amended consolidated financial statements for the six months ended June 30, 2008 are as follows: (i) direct labor expense of $41,228,000 opposed to direct labor expense of $40,760,000 as previously reported; (ii) indirect labor and other supports costs expense of $17,946,000 as opposed to indirect labor and other supports costs expense of $17,773,000 as previously reported; (iii) cost of revenues of $59,983,000 as opposed to cost of revenues of $59,342,000 as previously reported; and (iv) gross profit of $4,828,000 as opposed to gross profit of $5,469,000 as previously reported; and (v) net loss of $3,944,000 as opposed to net loss of $3,301,000 as previously reported.

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

As of June 30, 2008, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $4,168,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income the current federal NOL will expire in 2027. Additionally, the Company acquired through its acquisition of Cornwall in October 2005 unused federal NOLs. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the federal NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative federal NOL amount will expire from 2020 through 2025. The Company also had approximately $577,000 of tax affected state NOLs. If not utilized to offset future state taxable income, then the state NOLs will expire between 2020 and 2027.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of June 30, 2008, management recorded a total valuation allowance of approximately $1,754,000 against its deferred tax assets including the federal NOL’s.

The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 0.3% and 36.4%, respectively. For the three months ended June 30, 2008, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the recording of an additional allowance of $618,000 against the deferred tax asset.

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2008, as previously reported
Revenues	$38,346	$10,178	$28,168	$—
Amortization and depreciation	685	403	140	142
Operating income (loss)	(60)	(215)	1,041	(886)
Interest expense, net	1,481	305	336	840
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2008, as restated
Revenues	$38,346	$10,178	$28,168	$—
Amortization and depreciation	685	403	140	142
Operating income (loss)	(389)	(215)	712	(886)
Interest expense, net	1,481	305	336	840
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended June 30, 2007
Revenues	$21,426	$10,039	$11,387	$—
Amortization and depreciation	718	430	122	166
Operating income (loss)	(1,851)	(755)	(180)	(916)
Interest expense, net	547	136	95	316
Current assets	15,116	5,641	9,437	38
Goodwill	16,078	8,331	7,747	—
Other intangibles	5,323	3,800	550	973
Total assets	37,094	18,056	17,965	1,073

	Total	Cornwall	Paragon Systems/SEP	Other
For the six months ended June 30, 2008, as previously reported
Revenues	$64,811	$20,352	$44,459	$—
Amortization and depreciation	1,362	810	269	283
Operating income (loss)	(965)	(283)	1,442	(2,124)
Interest expense, net	2,349	479	458	1,412
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

	Total	Cornwall	Paragon Systems/SEP	Other
For the six months ended June 30, 2008, as restated
Revenues	$64,811	$20,352	$44,459	$—
Amortization and depreciation	1,362	810	269	283
Operating income (loss)	(1,608)	(283)	799	(2,124)
Interest expense, net	2,349	479	458	1,412
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

For the six months ended June 30, 2007
Revenues	$41,631	$20,185	$21,446	$—
Amortization and depreciation	1,437	869	234	334
Operating (loss)	(2,849)	(779)	(185)	(1,885)
Interest expense, net	1,080	270	180	630
Current assets	15,116	5,641	9,437	38
Goodwill	16,078	8,331	7,747	—
Other intangibles	5,323	3,800	550	973
Total assets	37,094	18,056	17,965	1,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.8% of revenue in 2008 and 63.5% of revenue in 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 27.6% of revenue in 2008 and 28.6% of revenue in 2007. The decrease in 2008 over 2007 is due primarily to improved profitability on new contracts at Paragon Systems and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules, and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 92.4% of revenue in 2008 and 94.0% of revenue in 2007. The decrease in 2008 over 2007 is due to improved profitability on new contracts at Paragon and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 8.2% in 2008 and 13.6% in 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $230,000 to $3.14 million, or 7.9%, for the three months ended June 30, 2008, as compared to $2.9 million for the three months ended June 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to Company employees.

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

Income Tax Expense (Benefit). The loss before income taxes for the three months ended June 30, 2008, resulted in a tax benefit of $55,000, while the loss before income taxes for the three months ended June 30, 2007, resulted in a tax benefit of $792,000. The variance between 2008 and 2007 resulted primarily from the recording of a valuation allowance of $617,000 against deferred tax assets in the second quarter of 2008.

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

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.6% of revenue in 2008 and 63.2% of revenue in 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs remained constant at approximately 27.6% of revenue in 2008 and 27.3% of revenue in 2007.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 92.6% of revenue in 2008 and 92.5% of revenue in 2007. The decrease in 2008 over 2007 is due to slightly lower direct labor costs in 2008 versus 2007.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 9.4% in 2008 and 13.3% in 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $568,000 to $6.1 million, or 10.3%, for the six months ended June 30, 2008, as compared to $5.5 million for the six months ended June 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to Company employees.

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

Income Tax Expense (Benefit). The loss before income taxes for the six months ended June 30, 2008, resulted in a tax benefit of $8,000, while the loss before income taxes for the six months ended June 30, 2007, resulted in a tax benefit of $1.1 million. The variance between 2008 and 2007 resulted primarily from the recording of a valuation allowance of $1.3 million against deferred tax assets in 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had $536,000 of cash on hand. Cash used by operating activities was $14.8 million for the six months ended June 30, 2008, which was primarily due to the net loss of $3.9 million, and the increase in unbilled and trade accounts receivable of $14.2 million, offset by the increase in accrued liabilities of $3.3 million. Cash provided by financing activities was $15.1 million primarily due to the proceeds from our asset-based lending facility.

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

During the quarter ended June 30, 2008, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: April 14, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Warrant to purchase 30,000 shares of the Company’s common stock issued to BRE LLC.	Previously filed.

10.1	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed May 14, 2008.

10.2	Amendment to Loan and Security Agreement among LSQ Funding Group, L.C. and Tri-S Security Corporation and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Previously filed.

10.3	Amended and Restated Supplemental Agreement and Amendment to Amended and Restated Credit Agreement, among LSQ Funding Group, L.C., BRE LLC, and Tri-S Security Corporation and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1