Form 10-Q/A
period 2008-09-30
TRI-S SECURITY CORP
filed 2009-04-14
CIK 1304901

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Original Report”) of Tri-S Security Corporation (the “Company”). As reported in the Current Report on Form 8-K filed by the Company on April 10, 2009, the Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008, should be restated because they contain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The errors in the Company’s consolidated financial statements included in the Original Report relate to an incorrect payroll accrual for the quarter ended September 30, 2008. As a result of this incorrect accrual, direct and indirect labor expense, cost of revenues and net loss were understated, and gross profit was overstated, in the Original Report. The Company does not expect any negative impact to its liquidity position as a result this error.

The restated consolidated financial statements for the quarter ended September 30, 2008, included in this Amendment (the “Restatement”) report: (i) direct labor expense of $26,513,000 as opposed to direct labor expense of $26,266,000 as reported in the Original Report; (ii) indirect labor expense of $10,539,000 as opposed to indirect labor expense of $10,496,000 as reported in the Original Report; (iii) cost of revenues of $37,457,000 as opposed to cost of revenues of $37,167,000 as reported in the Original Report; and (iv) gross profit of $3,240,000 as opposed to gross profit of $3,530,000 as reported in the Original Report; and (v) net loss of $6,077,000 as opposed to net loss of $5,786,000 as reported in the Original Report.

The restated consolidated financial statements for the nine months ended September 30, 2008, included in this Amendment (the “Restatement”) report: (i) direct labor expense of $67,741,000 as opposed to direct labor expense of $67,026,000 as reported in the Original Report; (ii) indirect labor expense of $28,485,000 as opposed to indirect labor expense of $28,269,000 as reported in the Original Report; (iii) cost of revenues of $97,440,000 as opposed to cost of revenues of $96,509,000 as reported in the Original Report; and (iv) gross profit of $8,068,000 as opposed to gross profit of $8,999,000 as reported in the Original Report; and (v) net loss of $10,021,000 as opposed to net loss of $9,087,000 as reported in the Original Report.

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

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	September 30, 2008, as previously reported	Adjustment		September 30, 2008, as restated (See Note 3)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$965	$		$965	$465
Restricted cash	75			75	348
Unbilled revenues and trade accounts receivable, net of allowance of $750 and $701, respectively	25,998			25,998	13,993
Prepaid expenses and other assets	1,353			1,353	353

Total current assets	28,391			28,391	15,159
Property and equipment, less accumulated depreciation	724			724	476
Goodwill	12,038			12,038	16,078
Intangibles, net
Customer contracts	1,433			1,433	2,647
Deferred loan costs	300			300	515
Other	681			681	769

Total assets	$43,567	$		$43,567	$35,644

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,200	$		$1,200	$1,983
Other accrued expenses	1,555			1,555	895
Accrued interest expense – short term	451			451	3,940
Accrued salary and benefits	6,804		934	7,738	11,625
Income taxes payable	123			123	—
Asset-based lending facility	25,053			25,053	586
10% convertible notes	7,650			7,650	—
Term loan	2,500			2,500	7,473
Long-term debt – current portion	—			—	8

Total current liabilities	45,336		934	46,270	26,510
Other liabilities:
Term loan	—			—	2,500
Accrued interest expense – long term	296			296	353
Series D preferred stock subject to mandatory redemption	1,500			1,500	1,500

Total liabilities	47,132		934	48,066	30,863

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at March 31, 2008 and December 31, 2007	4			4	4
Treasury stock – 45,424 shares at cost	(105)			(105)	(105)
Additional paid-in capital	17,109			17,109	16,368
Deficit	(20,573)		(934)	(21,507)	(11,486)

Total stockholders’ equity	(3,565)		(934)	(4,499)	4,781

Total liabilities and stockholders’ equity	$43,567	$		$43,567	$35,644

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008, as previously reported	Adjustment		2008, as restated (See Note 3)	2007	2008, as previously reported	Adjustment		2008, as restated (See Note 3)	2007
Revenues	$40,697	$		$40,697	$23,805	$105,508	$		$105,508	$65,436
Cost of revenues
Direct labor	26,266		247	26,513	15,368	67,026		715	67,741	41,675
Indirect labor and other support costs	10,496		43	10,539	6,517	28,269		216	28,485	17,902
Amortization of customer contracts	405			405	403	1,214			1,214	1,213

	37,167		290	37,457	22,288	96,509		931	97,440	60,790

Gross profit	3,530		(290)	3,240	1,517	8,999		(931)	8,068	4,646

Selling, general and administrative	3,823		1	3,824	2,867	9,911		3	9,914	8,389
Goodwill impairment loss	4,040			4,040	—	4,040			4,040	—
Amortization of intangible assets	170			170	220	516			516	676

	8,033		1	8,034	3,087	14,467		3	14,470	9,065

Operating loss	(4,503)		(291)	(4,794)	(1,570)	(5,468)		(934)	(6,402)	(4,419)

Other Income (expense):
Interest expense, net	(1,350)			(1,350)	(954)	(3,699)			(3,699)	(1,884)
Interest on Series C redeemable preferred stock	—			—	(61)	—			—	(211)
Other income	43			43	1,888	48			48	2,451

	(1,307)			(1,307)	873	(3,651)			(3,651)	356

Loss before income taxes	(5,810)		(291)	(6,101)	(697)	(9,119)		(934)	(10,053)	(4,063)
Income tax benefit	(24)			(24)	(850)	(32)			(32)	(1,947)

Net income/loss	$(5,786)		$(291)	$(6,077)	$153	$(9,087)		$(934)	$(10,021)	$(2,116)
Basic and diluted net loss per common share	$(1.38)		$(0.07)	$(1.45)	$0.04	$(2.16)		$(0.22)	$(2.38)	$(0.59)

Basic and diluted weighted average number of common shares	4,203			4,203	3,661	4,203			4,203	3,561

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2008, as previously reported	Adjustment	2008, as restated (See Note 3)	2007
Cash flow from operating activities:
Net loss	$(9,087)	$(934)	$(10,021)	$(2,116)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Paragon settlement	—		—	(1,888)
Gain on Cornwall settlement	—		—	(250)
Bad debt expense	485		485	300
Depreciation and amortization	2,058		2,058	2,157
Goodwill impairment loss	4,040		4,040	—
Deferred income tax benefits	—		—	(1,225)
Non-cash employee stock option expense	673		673	164
Non-cash interest expense	177		177	573
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(12,490)		(12,490)	721
Prepaid expenses and other assets	(1,000)		(1,000)	(290)
Trade accounts payable	(783)		(783)	651
Accrued liabilities	3,910	934	4,844	1,021
Income taxes payable	(463)		(463)	(737)

Net cash (used) provided by operating activities	(12,480)		(12,480)	(919)

Cash flow from investing activities:
Increase in restricted cash	273		273	—
Purchase of property and equipment	(576)		(576)	(176)

Net cash used by investing activities	(303)		(303)	(176)

Cash flow from financing activities:
Payment made for Paragon settlement	—		—	(1,250)
Net proceeds from (payments on) borrowing facility	13,428		13,428	(53)
Proceeds of term loans	—		—	2,500
Deferred financing costs	(145)		(145)	(65)

Net cash (used) provided by financing activities	13,283		13,283	1,132

Net increase in cash and cash equivalents	500		500	37
Cash and cash equivalents at beginning of period	465		465	66

Cash and cash equivalents at end of period	$965		$965	$103

Supplemental disclosures of cash flow information:
Interest paid	$3,199		$3,199	$1,310
Income taxes paid	$432		$432	$15

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

3. Restatement

Subsequent to December 31, 2008, the Company determined the previously issued consolidated financial statements for the quarter and nine months ended September 30, 2008 should be restated as these financials contained certain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The errors in the Company’s consolidated financial statements relate to an incorrect payroll accrual for the quarter and nine months ended September 30, 2008. As a result of this incorrect accrual, direct labor expense, indirect labor and other supports costs, cost of revenues and net loss were understated, and gross profit was overstated.

The restated amounts in these amended consolidated financial statements for the quarter ended September 30, 2008, are as follows: i) direct labor expense of $26,513,000 as opposed to direct labor expense of $26,266,000 as previously reported; (ii) indirect labor and other support costs of $10,539,000 as opposed to indirect labor and other support costs of $10,496,000 as previously reported; (iii) cost of revenues of $37,457,000 as opposed to cost of revenues of $37,167,000 as previously reported; and (iv) gross profit of $3,240,000 as opposed to gross profit of $3,530,000 as previously reported; and (v) net loss of $6,077,000 as opposed to net loss of $5,786,000 as previously reported.

The restated amounts in these amended consolidated financial statements for the nine months ended September 30, 2008 are as follows: (i) direct labor expense of $67,741,000 as opposed to direct labor expense of $67,026,000 as previously reported; (ii) indirect labor and other support costs of $28,485,000 as opposed to indirect labor and other support costs of $28,269,000 as previously reported; (iii) cost of revenues of $97,440,000 as opposed to cost of revenues of $96,509,000 as previously reported; and (iv) gross profit of $8,068,000 as opposed to gross profit of $8,999,000 as previously reported; and (v) net loss of $10,021,000 as opposed to net loss of $9,087,000 as previously reported in the Original Report

4. Liquidity

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

5. Stock-based Compensation

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

6. Goodwill, Intangibles and Impairment

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

7. Common and Preferred Stock

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

8. Debt and Other Obligations

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

9. Income Taxes

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

As of September 30, 2008, we had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $5,322,000 available to reduce future amounts of taxable income. If not utilized to offset future taxable income the current federal NOL will expire between 2027 and 2028. Additionally, we acquired in connection with our acquisition of Cornwall in October 2005 unused federal NOLs. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the federal NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative federal NOL amount will expire from 2020 through 2025. We also had approximately $622,000 of tax affected state NOLs. If not utilized to offset future state taxable income, then the state NOLs will expire between 2020 and 2028.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of September 30, 2008, management recorded a total valuation allowance of approximately $2,451,000 against its deferred tax assets including the federal NOL’s.

Our effective tax rate for the three months ended September 30, 2008 and 2007 was -0.3% and -36.0%, respectively. For the three months ended September 30, 2008, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the tax adjustment related to our impairment loss and the recording of an additional allowance of $697,000 against our deferred tax assets.

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

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2008, as previously reported
Revenues	$40,697	$10,147	$30,550	$—
Amortization and depreciation	696	403	151	142
Goodwill impairment loss	4,040	4,040	—	—
Operating income (loss)	(4,503)	(4,047)	730	(1,186)
Interest expense, net	1,350	375	451	524
Current assets	28,391	6,667	21,375	349
Goodwill	12,038	4,291	7,747	—
Other intangibles	2,414	2,008	114	292
Total assets	43,567	13,014	29,872	681

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2008, as restated
Revenues	$40,697	$10,147	$30,550	$—
Amortization and depreciation	696	403	151	142
Goodwill impairment loss	4,040	4,040	—	—
Operating income (loss)	(4,794)	(4,047)	439	(1,186)
Interest expense, net	1,350	375	451	524
Current assets	28,391	6,667	21,375	349
Goodwill	12,038	4,291	7,747	—
Other intangibles	2,414	2,008	114	292
Total assets	43,567	13,014	29,872	681

	Total	Cornwall	Paragon Systems/SEP	Other
For the three months ended September 30, 2007
Revenues	$23,805	$9,674	$14,131	$—
Amortization and depreciation	720	432	129	159
Goodwill impairment loss	—	—	—	—
Operating income (loss)	(1,570)	(235)	(304)	(1,031)
Interest expense, net	1,015	180	103	732
Current assets	13,334	5,584	7,744	6
Goodwill	16,078	8,331	7,747	—
Other intangibles	4,573	3,418	464	691
Total assets	34,491	17,567	16,169	755

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2008, as previously reported
Revenues	$105,508	$30,499	$75,009	$—
Amortization and depreciation	2,058	1,213	420	425
Goodwill impairment loss	4,040	4,040	—	—
Operating (loss)	(5,468)	(4,330)	2,172	(3,310)
Interest expense, net	3,699	854	909	1,936
Current assets	28,391	6,667	21,375	349
Goodwill	12,038	4,291	7,747	—
Other intangibles	2,414	2,008	114	292
Total assets	43,567	13,014	29,872	681

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2008, as restated
Revenues	$105,508	$30,499	$75,009	$—
Amortization and depreciation	2,058	1,213	420	425
Goodwill impairment loss	4,040	4,040	—	—
Operating (loss)	(6,402)	(4,330)	1,238	(3,310)
Interest expense, net	3,699	854	909	1,936
Current assets	28,391	6,667	21,375	349
Goodwill	12,038	4,291	7,747	—
Other intangibles	2,414	2,008	114	292
Total assets	43,567	13,014	29,872	681

	Total	Cornwall	Paragon Systems/SEP	Other
For the nine months ended September 30, 2007
Revenues	$65,436	$29,859	$35,577	$—
Amortization and depreciation	2,157	1,301	363	493
Goodwill impairment loss	—	—	—	—
Operating income (loss)	(4,419)	(1,014)	(489)	(2,916)
Interest expense, net	2,095	450	283	1,362
Current assets	13,334	5,584	7,744	6
Goodwill	16,078	8,331	7,747	—
Other intangibles	4,573	3,418	464	691
Total assets	34,491	17,567	16,169	755

As previously discussed in footnote 5, “Goodwill, Intangibles and Impairment”, we recorded during the three months ended September 30, 2008, a goodwill impairment charge of approximately $4.0 million.

14. Litigation Reserve

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

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 65.1% of revenue in the three months ended September 30, 2008 and 64.6% of revenue in the three months ended September 30, 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 25.9% of revenue in the three months ended September 30, 2008 and 27.4% of revenue in the three months ended September 30, 2007. The decrease in 2008 over 2007 is due primarily to improved profitability on new contracts at Paragon Systems and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Amortization of Customer Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules, and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 92.0% of revenue in the three months ended September 30, 2008 and 93.6% of revenue in the three months ended September 30, 2007. The decrease in 2008 over 2007 is due to improved profitability on new contracts at Paragon and lower worker’s compensation insurance expense due to lower claims at Cornwall.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 9.4% in the three months ended September 30, 2008 and 12.0% in the three months ended September 30, 2007. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $957,000 to $3.8 million, or 33.3%, for the three months ended September 30, 2008, as compared to $2.9 million for the three months ended September 30, 2007. This increase is primarily due to higher non-cash charges on stock-based compensation taken in the second quarter of 2008 in accordance with FAS No. 123(R) upon the issuance of stock options to employees, as well as a $200,000 litigation reserve established in the third quarter of 2008 to cover estimated costs to settle disputes with Miami-Dade General Services Administration regarding billing practices at Forestville Security, a subsidiary of Cornwall.

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

Income Tax Benefit. The loss before income taxes for the three months ended September 30, 2008, resulted in a tax benefit of $24,000, while the loss before income taxes for the three months ended September 30, 2007, resulted in a tax benefit of $850,000. The variance between 2008 and 2007 resulted primarily from the recording of a $697,000 valuation allowance against deferred tax assets in the third quarter of 2008.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue increased $40.1 million to $105.5 million, or 61.2%, for the nine months ended September 30, 2008, as compared to revenue of $65.4 million for the nine months ended September 30, 2007. The increase in revenue is primarily due to the increase in revenue at Paragon Systems related to six new Federal government contracts obtained in 2007 and four new federal government contracts in 2008.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 64.2% of revenue in the nine months ended September 30, 2008 and 63.7% of revenue in the nine months ended September 30, 2007. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs remained constant at approximately 27.0% of revenue in the nine months ended September 30, 2008 and 27.4% of revenue in the nine months ended September 30, 2007.

Amortization of Customer Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 92.4% of revenue in the nine months ended September 30, 2008 and 92.9% of revenue in the nine months ended September 30, 2007. The decrease in 2008 over 2007 is due to slightly lower direct labor costs in 2008 versus 2007.

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

Income Tax Benefit. The loss before income taxes for the nine months ended September 30, 2008, resulted in a tax benefit of $32,000, while the loss before income taxes for the nine months ended September 30, 2007, resulted in a tax benefit of $1.9 million. The variance between 2008 and 2007 resulted primarily from the recording of a $1,968,000 valuation allowance against deferred tax assets in 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had $965,000 of cash on hand. Cash used by operating activities was $12.5 million for the nine months ended September 30, 2008, which was primarily due to the net loss of $10.0 million, which includes a goodwill impairment charge of approximately $4.0 million, and the net increase in unbilled and trade accounts receivable of $12.5 million, offset by the increase in accrued liabilities of $4.8 million. Cash provided by financing activities was $13.3 million primarily due to the proceeds from our asset-based lending facility.

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

During the quarter ended September 30, 2008, there was not any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: April 14, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Warrant to purchase shares of the Company’s common stock issuable to BRE LLC in respect of our advance under the Company’s credit facility.	Incorporated by reference to Exhibit A to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4.2	Warrant to purchase 125,000 shares of the Company’s common stock issued to BRE LLC on September 12, 2008.	Previously filed.

4.3	Form of 14% Convertible Promissory Note issued in the Exchange Offer.	Previously filed.

4.4	Form of Warrant issued in the Exchange Offer.	Previously filed.

10.1	Amended and Restated Supplemental Agreement and Amended and Restated Credit Agreement, among LSQ Funding Group, L.C., BRE LLC and the Company and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.2	Amendment to Amended and Restated Supplemental Agreement and Amendment to Amended and Restated Credit Agreement among LSQ Funding Group, L.C., BRE LLC, and Tri-S Security Corporation and its subsidiaries, dated September 12, 2008.	Previously filed.

10.3	Director Designation Agreement between Select Contrarian Value Partners, L.P. and Tri-S Security Corporation, dated October 16, 2008.	Previously filed.

10.4	Amendment No. 1 to Director Designation Agreement between Select Contrarian Value Partners, L.P. and the Company, dated November 5, 2008.	Previously filed.

10.5	Letter Agreement between Select Contrarian Value Partners, L.P. and the Company dated November 5, 2008.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1