Form 10-K
period 2008-12-31
TRI-S SECURITY CORP
filed 2009-04-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates completed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter is $7,450,660.

As of April 13, 2009, 4,203,280 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of this Annual Report is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report.

Annual Report

on

Form 10-K

For the Year Ended December 31, 2008

PART I

Note Regarding Forward-Looking Statements

Tri-S Security Corporation, a Georgia corporation (“Tri-S,” the “Company” or “we”), has made forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), including, without limitation, in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “intends,” “seeks,” “could,” “will,” “predicts,” “potential,” “continue,” “may,” “plans,” “estimates” and similar expressions, or the negative of these and similar expressions, are intended to identify such forward-looking statements.

Forward-looking statements are based on factors that involve risks, uncertainties and assumptions, and actual results may differ from those expressed or implied by the forward-looking statements. These factors include, among others: the legal claims pending or threatened against us; the cost of defending such claims; the consequences to us if we do not prevail on such claims; our substantial debt and our inability to make scheduled debt service payments; our dependence on our credit facility; the restrictions imposed on us by the credit agreement with our lenders; the impact of terrorist activity or breach of security on our business; our ability to retain and manage our guards; our plans for expansion and growth of our business; our ability to compete effectively in our industry; our expectations regarding the likelihood of introduction of new regulations that would adversely affect our business; our estimated capital requirements and needs for additional financing; risks related to Federal government contracts; Federal government audits and cost adjustments; differences between authorized amounts and amounts received by us under Federal government contracts; changes in Federal government (or other applicable) procurement laws, regulations, policies and budgets; our ability to retain contracts during re-bidding processes; and the other factors that we describe in this Annual Report under the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Risk Factors.” You should not put undue reliance on any forward-looking statement. You should understand that many important factors, in addition to those discussed in the sections herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Risk Factors” and elsewhere in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements.

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

Tri-S was incorporated in Georgia in October 2001 under the name “Diversified Security Corporation” and changed its name to “Tri-S Security Corporation” in August 2004. We were formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a larger company. Our acquisition strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographic areas and capture market share in the markets in which we operate and improve our profitability. We may pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonably certain. During 2006, 2007 and 2008, we did not pursue acquisitions because we were focused on the integration of the companies previously acquired. In the future, we plan to resume our acquisition plan if opportunities are available.

History

We made our first acquisition on February 27, 2004, when we acquired all of the outstanding capital stock of Paragon Systems, a contract guard services and logistics provider for a purchase price of $16,000,000 (the “Paragon Acquisition”). At the closing of the Paragon Acquisition, we: (i) paid $10 million, of which $2.3 million was paid in cash and $7.7 million was paid through issuance of promissory notes to the former shareholders of Paragon Systems (the “Selling Shareholders”); and (ii) issued to the Selling Shareholders an aggregate of 100 shares of our Series C Redeemable Preferred Stock, with an aggregate redemption value of $6.0 million (the “Series C Redeemable Preferred Stock”), payable no later than February 27, 2007. Our payment obligations under the Series C Redeemable Preferred Stock were secured by a pledge of 40% of the outstanding capital stock of Paragon Systems. On February 27, 2006, we filed a lawsuit against the Selling Shareholders alleging, among other things, that they breached certain representations made by them in the Stock Purchase Agreement between us and them dated as of February 23, 2004, pursuant to which we acquired Paragon Systems. On September 13, 2007, we entered into a Settlement Agreement (the “Paragon Settlement Agreement”) among Tri-S, Paragon Systems and Ronald G. Farrell, our Chief Executive Officer, and the Selling Shareholders to settle all of the litigation pending among such parties (the “Litigation”). Pursuant to the Settlement Agreement, among other things, (a) the shares of the Series C Redeemable Preferred Stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000, were cancelled; (b) the Selling Shareholders terminated and released their security interest in the outstanding shares of capital stock of Paragon Systems; and (c) we issued to the Selling Shareholders an aggregate of 100 shares of our Series D Redeemable Preferred Stock (the “Series D Redeemable Preferred Stock”), which have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which we sell 70% or more of our assets in one or more transactions (unless the proceeds from such sale are reinvested in our business, used to restructure debt or used for acquisitions or working capital purposes), accrue dividends of $750 per share per annum and are payable quarterly.

On February 8, 2005, pursuant to an Exchange and Recapitalization Agreement, we effected an exchange and recapitalization of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and rights to acquire our common stock. Pursuant to the Exchange and Recapitalization Agreement, all of our outstanding (i) common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was exchanged for an aggregate of 1,200,000 shares of our common stock and (ii) rights to acquire our common stock were exchanged for rights to purchase an aggregate of 113,269 shares of our common stock.

On February 9, 2005, we commenced an initial public offering of 1,800,000 units (plus up to additional 270,000 units upon the exercise of the underwriters’ over-allotment option), with each unit consisting of one share of our common stock and a publicly-traded warrant to purchase one share of our common stock, at an initial offering price per unit of $6.00. In connection with our initial public offering, our units commenced trading on The NASDAQ Capital Market under the symbol “TRISU” on February 9, 2005. Our initial public offering closed with respect to the initial 1,800,000 units on February 14, 2005 and with respect to the additional 270,000 units on March 17, 2005. Our units separated and ceased trading as units on April 9, 2005, and our common stock and publicly-traded warrants commenced trading on The NASDAQ Capital Market on April 11, 2005, under the symbols “TRIS” and “TRISW,” respectively.

We made our second acquisition on October 18, 2005, when we acquired all of the outstanding capital stock of Cornwall, a provider of security and investigative services, including armed and unarmed uniform guards, video and alarm monitoring, alarm installation, and GPS monitoring, to government and private sector customers in the Miami, Florida area (the “Cornwall Acquisition”). Cornwall has eight wholly-owned subsidiaries: International Monitoring, Inc.; Protection Technologies Corporation; Vanguard Security, Inc.; Armor Security, Inc.; Forestville Corporation; Vanguard

of Broward County, Inc.; On Guard Security and Investigations, Inc. and Guardsource Corp. At the closing of the Cornwall Acquisition, we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement”). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement: (a) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (b) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (c) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall.

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

In September 2007, Paragon Systems formed On Duty Patrol Services LLC (“ODPS”), a joint venture between Paragon Systems and On Duty Patrol Services, Inc. ODPS has been certified by the SBA as an 8(a) firm and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of ODPS.

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

Paragon Systems

Paragon Systems was incorporated in 1987 in Alabama and has provided contract guard services to Federal government agencies since 1994. Initially, Paragon Systems was established as an engineering company to service contracts with the Federal government agencies and with the U.S. Army Missile Command in both space and defense related areas of business. Paragon Systems has participated in high level engineering projects for the U.S. Army, the National Aeronautics and Space Administration, other government agencies and local industry.

In 1991, Paragon Systems applied to be certified as an 8(a) firm by the SBA. In 1993, Paragon Systems was certified as an 8(a) firm and, in 1994, was awarded its first guard contract to provide security guard services for the U.S. Army Corps of Engineers. Since such time, Paragon Systems has obtained contracts with various other Federal government agencies and has developed contract guard security services as its core business. Paragon Systems’ certification as an

8(a) firm expired in September 2002, and its revenues from its security guard service business have grown to a level which makes it ineligible to qualify once again for certification as an 8(a) firm. Paragon Systems is now expanding its security guard service business by bidding on larger contracts than it was first awarded when certified as an 8(a) firm.

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

Through Paragon Systems and SEP, we employ approximately 2,000 persons in the course of providing contract guard services and maintain field offices located in Maryland, Mississippi, Washington, Pennsylvania, New York, Georgia, Oregon, California, South Carolina and Washington, DC. A full staff supports the majority of field operations in Paragon Systems’s Chantilly, Virginia office, including human resources, accounting, payroll, quality control, logistics, computer services, training, and other supporting functions as needed. Accounts payable support is now managed in Tri-S’s headquarters in Alpharetta, Georgia.

The following table sets forth the number of our Federal government contracts serviced by Paragon Systems during the time periods and within the revenue ranges indicated:

Annual Revenues	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Less Than $1.0 Million per Contract	1	4	8
$1.0 to $3.0 Million per Contract	9	7	4
Greater than $3.0 Million per Contract	11	7	4

On December 31, 2008, 18 contracts were active. At December 31, 2008, SEP was serving two Federal contracts with aggregate annual contract revenue of approximately $5.9 million.

Cornwall

The Cornwall Acquisition diversified our customer base and allowed us to enter the private sector of contract guard services, including commercial and residential outlets. Cornwall provides armed and unarmed uniformed security services.

Cornwall was incorporated in 1980 and today employs approximately 1,000 employees in four offices throughout the Miami-Dade, Broward and Palm Beach counties of Florida. Each of Cornwall’s security professionals undergo extensive training, and many have prior military or government training.

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

Employees

As of December 31, 2008, we employed approximately 3,000 people, consisting of security guards, managerial and administrative employees. Our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the contract guard services industry is characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified security guards, although when labor has been in short supply, we have been required to pay higher wages and incur overtime charges.

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

Unionized employees account for approximately 59% of our employees and work under collective bargaining agreements with the United Union of Security Guards, United Government Security Officers of America, United Federation of Special Police & Security Officers, Association of Contract Employees, Security, Police and Detention Officers and the Security Police and Fire Professionals of America. These collective bargaining agreements do not permit work stoppages. Our relations with our employees have generally been satisfactory. Guards and other personnel supplied by us to its customers are our employees, even though they may be stationed regularly at the customer’s premises.

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

Customers

We provide contract guard services for the following Federal government agencies: (i) the Department of Homeland Security; (ii) the Social Security Administration; (iii) the National Park Service; and (iv) the Department of Defense. We also provide contract guard services to the following state and local government agencies and private sector organizations: (a) Miami-Dade local government (municipal government); (b) Florida Department of Transportation; (c) State of Florida; and (d) The University of Miami.

Our typical customer contract may provide for an hourly or monthly billing rate used for all security guards at a site or variable hourly billing rates for different guards. Our contracts are usually multi-year contracts with renewal options. For the year ended December 31, 2008, nine contracts represented approximately 90% of our revenues as follows:

Contract	Percentage of Revenue
Department of Homeland Security (“DHS”) (Southern California)	24%
Social Security Administration (“SSA”) (Baltimore)	19%
General Services Administration (“GSA”) (Miami-Dade County)	10%
DHS (Georgia)	9%
DHS (Nebraska Avenue Complex)	7%
DHS (Metro Washington)	7%
DHS (Northwest Washington)	6%
DHS (Oregon)	4%
SSA (Baltimore Metro)	4%

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

In the bidding process for our Federal government contracts, there may be 30 bidders or more. However, typically only five or six bidders have the technical qualifications as established by the government agency’s request for proposal. In the bidding process for our private sector contracts, there are typically five to seven other bidders. In each bidding process, we compete primarily on price, the quality of our service and our history of providing contract guard services in the southeastern portion of the United States for over a decade.

Our largest competitors in the contract guard services market include contract security service providers such as Coastal International Security, Intercom, Wackenhut/Alletug, Securitas and Allied Barton. These competitors are much larger than we are and have significantly greater resources with which to target our markets, including name recognition. The guard industry also contains a large number of smaller regional and local security service providers in the United States, in addition to those listed above which also directly compete with us, including Alpha Protective Services, Inter-Con Security, Knight Protective Services, Inc., US Security Associates, MVM, Akal Security and Security Consultants Group.

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

The global security industry has grown largely due to an increasing fear of crime and terrorism. In the United States, the demand for security-related products and central station monitoring services also has grown steadily. We believe that there is continued heightened attention to and demand for security due to the events of September 11, 2001, and the ensuing threat, or perceived threat, of criminal and terrorist activities.

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

We currently have bids outstanding on Federal government contracts for contract guard services valued at an aggregate amount of over $24 million over the next five-years. In addition, we have been solicited to bid on contracts valued at an aggregate amount of approximately $530 million over the next five years. Our ability to bid on larger contracts is constrained because we do not currently have sufficient capital to cover the substantial start-up costs we would incur if awarded a significant number of contracts with higher values.

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

On December 31, 2007, we entered into an Amended and Restated Credit Agreement, as may be amended from time to time (the “Amended and Restated Credit Agreement”), with LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, our “Lenders”), which amends and restates the Credit Agreement between us and our Lenders dated as of October 19, 2005, as amended from time to time (the “Original Credit Agreement”). The Amended and Restated Credit Agreement amends and restates the Original Credit Agreement to provide us with a revolving, asset-based lending facility with up to $25.0 million of borrowing availability, replacing our pre-existing factoring facility with up to $12.0 million of borrowing availability under the Original Credit Agreement. In connection with entering into the Amended and Restated Credit Agreement, we also entered into: (i) a Loan and Security Agreement with LSQ, as may be amended from time to time (the “Loan and Security Agreement”); and (ii) a Supplemental Agreement to Amended and Restated Credit Agreement with our Lenders, as may be amended from time to time (the “Credit Agreement Supplement”).

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

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2009 and at any time thereafter that the 2007 Term Loan has been repaid in full. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of: (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% (but not less than 11%); and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5% (but not less than 12%). In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%.

Under the Credit Agreement Supplement, anytime the 2007 Term Loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly overadvance monthly to our Lenders equal to: (i) 2.25% of the highest daily overadvance amount (which is the highest daily amount in any given month calculated as the outstanding 2007 Term Loan plus all outstanding Advances less the borrowing base) less (ii) $60,000 or such lesser amount as will reduce the overadvance fee to zero. In addition, the Credit Agreement Supplement requires that we issue to our Lenders a four-year warrant to purchase 30,000 shares of our common stock, at an exercise price of $3.00 per share, for each month in which an overadvance under the Loan and Security Agreement exists. In no event shall such warrants issued to Lenders under the Credit Agreement Supplement be exercisable in the aggregate for greater than 420,000 shares of our common stock.

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of December 31, 2008, is approximately $20.2 million. Additionally, from time to time during 2008, we have borrowed more than the maximum amount allowable under the availability formula under the Amended and Restated Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2008, we were not in compliance with the Amended and Restated Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into an Amendment and Forbearance Agreement, as amended from time to time (the “Forbearance Agreement”), with our Lenders. Pursuant to the Forbearance Agreement, our Lenders waived certain specified defaults under the Amended and Restated Credit Agreement and agreed to forebear from exercising all remedies available to them in connection with such existing defaults until the earlier of (i) a potential equity or subordinated debt offering by us or (ii) January 1, 2009. On December 12, 2008, the Forbearance Agreement was amended to extend the end of the forbearance period from January 1, 2009 to January 1, 2010.

If an event of default under the Amended and Restated Credit Agreement or any agreement we have with our Lenders occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable and we are unable to raise significant capital or obtain from our Lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our Lenders, they may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

If our Lenders stop advancing funds to us under the Amended and Restated Credit Agreement, then we may not be able to satisfy our current operating payables, which would have a material adverse impact on our business and financial condition.

We rely on Advances under the Loan and Security Agreement and borrowings under the 2007 Term Loan for funds to satisfy our cash flow needs for our daily operations. Our Lenders are not obligated to advance additional funds to us under the Loan and Security Agreement or the 2007 Term Loan if the funds advanced to us and outstanding under the Loan and Security Agreement exceed our maximum availability or if we are otherwise in default under our agreements with our Lenders. If our Lenders stop advancing funds to us under the Loan and Security Agreement or do not allow us to borrow under the 2007 Term Loan, then we may not be able to satisfy our current operating payables, which would make it difficult for us to satisfy our contractual obligations to our customers. If we are not able to satisfy our current operating payables or our contractual obligations to our customers, then our business and financial condition will be materially and adversely affected. Further, our Lenders will not be obligated to advance additional funds to us under the Loan and Security Agreement until we reduce the amount of the advances outstanding under the Amended and Restated Credit Agreement to an amount which is less than our maximum availability. We may not be able to do so unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all.

We have substantial debt.

As of December 31, 2008, we had approximately $31.9 million of outstanding debt (excluding obligations to trade creditors and taxing authorities, including the IRS). We may incur substantial additional debt in the future, including additional debt under the Loan and Security Agreement. It will be difficult for us to satisfy our payment obligations as currently scheduled. Our considerable indebtedness could have important consequences to you, including, but not limited to, the following:

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

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to make our scheduled debt service payments or otherwise satisfy our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, then we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service payments. If our cash flows and capital resources are insufficient to fund our debt service obligations, then we could face substantial liquidity problems and might be required to scale back our operations or dispose of material assets to meet our debt service obligations. The Amended and Restated Credit Agreement restricts our ability to dispose of our assets and requires that all proceeds from any such disposition be used to reduce our obligations to our Lenders. Even if we are able to dispose of certain assets, we may not be able to make such dispositions at prices that we believe are fair or use the proceeds from such dispositions to make payments on our indebtedness, other than indebtedness to our Lenders.

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

We have granted to our Lenders a security interest in all of the capital stock of all of our subsidiaries to secure our obligations to our Lenders. If we are in default under the Amended and Restated Credit Agreement, the Loan and Security Agreement or any other agreement with our Lenders, then our Lenders could foreclose on such stock. If our Lenders foreclose on the stock pledged to them, then we will lose all of our revenue, and our business and financial condition will be materially and adversely affected.

Risks Relating to Our Securities

Our securities may be delisted from the NASDAQ Capital Market.

Our common stock and the warrants we issued in our initial public offering are currently listed for trading on the NASDAQ Capital Market. We must satisfy certain minimum listing maintenance requirements to maintain such listing, including a series of financial tests relating to shareholders’ equity or net income or market value, public float, number of market makers and shareholders, and maintaining a minimum bid price for our common stock.

On August 20, 2008, The NASDAQ Stock Market LLC (the “NASDAQ”) notified us that we no longer satisfy the minimum $2.5 million shareholders’ equity requirement for continued listing on the NASDAQ Capital Market, as required by the NASDAQ Marketplace Rule 4310(c)(3) (the “Rule”). As requested by the NASDAQ staff, we provided the NASDAQ on September 4, 2008, with a plan (the “Compliance Plan”) to achieve and sustain compliance with all requirements of continued listing on the NASDAQ Capital Market, including the time frame for completion of the Compliance Plan. Based on its review of the Compliance Plan, the NASDAQ granted our request for an extension until December 3, 2008, to regain compliance with the Rule.

On December 4, 2008, we received a determination letter from the NASDAQ stating that: (i) upon further review, the NASDAQ staff determined that we did not meet the terms of the extension, including that we had not regained compliance with the Rule by December 3, 2008; and (ii) trading of our securities on the NASDAQ Capital Market would be suspended at the opening of business on December 15, 2008, and a Form 25-NSE would be filed with the SEC to remove our securities from listing and registration on the NASDAQ, unless we requested an appeal of the NASDAQ’s determination. We requested such appeal by requesting a hearing with a NASDAQ Listing Qualifications Panel (the “Panel”). The hearing was held on January 29, 2009. The delisting of our securities has been stayed pending the Panel’s decision. We can provide no assurance that our request for continued listing on the NASDAQ Capital Market will be granted by the Panel.

If our securities are delisted form the NASDAQ Capital Market, then our securities may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Delisting from the NASDAQ Capital Market could make trading our securities more difficult for our investors, leading to declines in share price. Delisting of our securities may also make it more difficult and expensive for us to raise additional capital.

Management beneficially owns a significant percentage of our common stock and has the ability to influence all matters requiring the approval of our board of directors and our shareholders.

Management owns or controls shares of our common stock which shares represent approximately 36% of the combined voting power of our outstanding capital stock. Management has the power to influence the election of our directors and all decisions made by our shareholders and, in general, to influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of management may conflict with the interests of our other shareholders.

Provisions of our Articles of Incorporation and Georgia law may have anti-takeover effects that could prevent a change in control which the shareholders consider favorable and could negatively affect your investment.

Provisions in our Articles of Incorporation and our Bylaws could delay or prevent a change of control of Tri-S or a change in our management that would provide shareholders with a premium to the market price of their common stock. Our Articles of Incorporation currently authorize the issuance of 10,000,000 shares of our preferred stock. Our board of directors has the power to issue any or all of these additional shares without shareholder approval, and such shares can be issued with such rights, preferences and limitations as may be determined by our board of directors. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of Tri-S, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of, and the voting and other rights, of the holders of outstanding shares of common stock. Currently, we have outstanding 100 shares of our Series D Redeemable Preferred Stock. Our Articles of Incorporation and Bylaws also contain provisions that:

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

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of our common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of our common stock may fall in response to a number of factors, some of which are beyond our control, including:

•	delisting of our securities from the NASDAQ Capital Market;

•	announcements of competitive developments by us or others;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	any loss by us of a major customer;

•	additions or departures of key management or other personnel;

•	our failure to meet financial analysts’ performance expectations;

•	guidance we provide;

•	future sales of our common stock or preferred stock;

•	volume fluctuations;

•	acquisitions or strategic alliances by us or our competitors;

•	our historical and anticipated operating results;

•	quarterly fluctuations in our financial and operating results;

•	changes in market valuations of other companies that operate in our business markets or in our industry; and

•	general market and economic conditions.

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

Risks Relating to Our Industry and Business

We depend on the Loan and Security Agreement to meet our cash flow needs, which reduces our profit margin.

Pursuant to the Loan and Security Agreement, our Lenders shall make Advances not to exceed $25,000,000, which is subject to a borrowing base of 90% of accounts receivable, including unbilled accounts receivable through March 31, 2009 and at any time thereafter that the 2007 Term Loan has been repaid in full. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of: (i) billed accounts receivable at a rate equal to the Prime Rate plus 1.0% (but not less than 11%); and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5% (but not less than 12%). In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. This discount and usage fee reduces our profit margins. We cannot, however, cease financing our receivables because the funds provided by our Lenders are necessary to satisfy our cash flow needs. In fact, we utilize the Loan and Security Agreement to allow us to finance substantially all of our accounts receivable. We believe that if the Loan and Security Agreement with our Lenders were to terminate, then we would need to obtain a new credit agreement. Our obligations to our Lenders are secured by a lien on all of our assets; consequently, if we are liquidated, then there may not be any assets available for distribution to shareholders or creditors other than our Lenders.

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

During the year ended December 31, 2008, we derived approximately 74% of our consolidated revenue from contracts with the Federal government. Federal government contracts typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government customer to terminate the contract for its convenience, as well as for our default. A decision by a government agency not to exercise option periods or to terminate contracts could result in significant revenue shortfalls.

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

During the year ending December 31, 2009, we expect to derive approximately 90% of our consolidated revenue from contracts with Federal government agencies. If any of our current Federal government customers determines not to renew or terminate its contract, then our revenues may significantly decline.

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

The GSA secures the buildings, products, services, technology and other workplace essentials which Federal agencies need to operate. GSA Federal Supply Schedule Contracts are contract vehicles under which Federal government agencies may purchase professional services or products. Federal government agencies may choose to award contracts only to GSA Federal Supply Schedule Contractors to reduce the number of qualified bidders and to expedite the bidding process. Paragon Systems has been approved by the GSA as a GSA Federal Supply Schedule Contractor and, therefore, is able to bid on Federal government contracts awarded using the GSA Federal Supply Schedule. Currently, eight of our contracts with annualized revenues of approximately $75 million have been procured under the GSA Federal Supply Schedule. During the year ended December 31, 2008, the revenues on our contracts procured under the GSA Federal Supply Schedule totaled approximately 54% of our consolidated revenues for such period.

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

During the year ended December 31, 2008, of our revenue derived from federal contracts, substantially all was awarded through a competitive bidding process. Most of the business that we expect to seek from the Federal government in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

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

Our corporate headquarters and principal executive offices are located in Alpharetta, Georgia, and our contract guard services operations are located at the offices of our wholly-owned subsidiaries, Paragon Systems and Cornwall, in Chantilly, Virginia and Miami, Florida, respectively. We lease space at each of the foregoing locations. We are obligated to pay rent on the (i) Alpharetta, Georgia facility of approximately $4,800 per month through November 2009; (ii) Chantilly, Virginia facility of approximately $9,742 per month, with 4% annual increases, through November 2011; and (iii) the Miami, Florida facility of approximately $7,259 per month through April 2009.

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

Litigation Regarding Our Initial Public Offering

As previously disclosed, on November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with Tri-S’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. Tri-S and the other defendants each filed answers in response to the Complaint on August 13, 2008. On that same date, they also filed a joint motion to dismiss, or in the alternative, a motion for judgment on the pleadings (the “Motion to Dismiss”) and a motion for a stay of discovery (the “Motion for Stay”) pending a decision on the Motion to Dismiss. Plaintiff opposed the Motion for Stay on October 8, 2008 and the Motion to Dismiss on October 16, 2008. The Court stayed proceedings in the action until March 9, 2009 because of the parties’ on-going settlement discussions. On March 9, 2009, the parties filed a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). The Court granted preliminary approval to the Settlement Agreement on March 10, 2009 (the “Preliminary Approval Order”). The Preliminary Approval Order (i) certified on a provisional basis a class of purchasers of certain Tri-S units, common stock, and warrants and (ii) scheduled a fairness hearing for June 1, 2009. Notice of the proposed settlement will be sent to potential class members and the class administrator will administer the notice and payment process. Under the terms of the Settlement Agreement and the Preliminary Approval Order, a payment of $1,000,000 was made (on behalf of all defendants) on March 20, 2009 (the “Cash Settlement Payment”) in return for, among other things, a release and dismissal with prejudice of all claims against us and the other defendants. Our insurance carrier funded the Cash Settlement Payment. The final approval of the Settlement Agreement is subject to the satisfaction of certain conditions, including, without limitation, the entry by the Court of a final order approving the Settlement Agreement. If such final approval is not obtained, then the Settlement Agreement will become null and void.

On December 10, 2007, Tri-S filed an action in the Superior Court of Fulton County, State of Georgia, against Axis Reinsurance Company and Axis Insurance Company (collectively “Axis”) for declaratory and injunctive relief. Axis issued a Directors, Officers, and Corporate Liability Insurance Policy to Tri-S for the period from March 13, 2006 to March 13, 2007 (the “Axis Policy”). Tri-S provided notice of the Unschuld Litigation to Axis on November 8, 2006. On November 9, 2007, attorneys for Axis informed Tri-S that Axis disclaimed coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that coverage for the Unschuld Litigation is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems and that Axis is required to advance defense costs incurred in connection with the Unschuld Litigation and (ii) an order requiring Axis to advance such defense costs. On April 11, 2008, Tri-S moved to dismiss Axis Insurance Company from the action without prejudice. The Court granted the motion on April 15, 2008. Axis Reinsurance Company removed the case to the United States District Court for the Northern District of Georgia on April 16, 2008 and filed an answer in that court on April 23, 2008. The parties stipulated to a voluntary dismissal of the action without prejudice on June 11, 2008 and the case was dismissed on June 12, 2008.

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

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. Axis answered the complaint and asserted affirmative defenses on June 11, 2008. Capitol answered the complaint and asserted affirmative defenses on July 17, 2008. The parties agreed to extend McGriff’s time to answer through and including April 24, 2009.

Dispute with Miami-Dade General Services Administration

As previously disclosed, a search warrant was issued on January 17, 2008, by the Circuit Court of the eleventh judicial circuit in and for Miami-Dade County, Florida, to search the premises of Forestville Security, a subsidiary of Cornwall based in Miami, Florida, for any and all records or documents pertaining to the contract between Forestville

Security and Miami-Dade General Services Administration for the period of April 1, 2005 to August 1, 2007. The search warrant states that Miami-Dade General Services Administration alleges that it has uncovered instances of fraudulent billing committed by Forestville Security in connection with the Miami-Dade General Services Administration contract. Forestville Security is fully cooperating with the authorities regarding the investigation.

We made a settlement offer of $555,000 to Miami Dade County, which is fully reserved as of December 31, 2008, and believe we have reached an agreement in principle to settle the matter. This settlement offer is subject to the approval of the Board of County Commissioners. On April 7, 2009, the settlement was approved by the Miami-Dade County Commission.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on December 19, 2008, in Alpharetta, Georgia (the “Meeting”). At the Meeting, our shareholders voted on proposals to: (i) elect two Class III directors each for a three-year term of office; (ii) ratify the appointment of Habif, Arogeti & Wynne LLP as our independent registered public accountants for the year ended December 31, 2008; and (iii) to approve an amendment to our 2004 Stock Incentive Plan, as amended and restated (the “Incentive Plan”), to (a) increase the number of shares authorized thereunder from 1,500,000 to 2,000,000, less the aggregate number of shares already issued thereunder and (b) provide that unvested, performance-based awards of restricted stock and stock bonuses be terminated and forfeited upon retirement. Each of the foregoing proposals was approved by our shareholders at the Meeting.

With respect to the proposal to elect two Class III directors, there (i) were 3,878,046 votes cast for the election of Mr. Farrell as a Class III director and 47,544 votes cast to withhold authority with respect to the election of Mr. Farrell as a Class III director; and (ii) there were 3,878,546 votes cast for the election of Lee K. Toole as a Class III director and 47,044 votes cast to withhold authority with respect to the election of Mr. Toole as a Class III director. There were no broker non-votes with respect to the election of Messrs. Farrell or Toole. After the Meeting, James M. Logsdon and James A. Verbrugge, who serve as Class I and Class II directors, respectively, continued their respective terms of office as directors.

With respect to the proposal to ratify the appointment of Habif, Arogeti & Wynne LLP as our independent registered public accountant for the year ended December 31, 2008, there were 3,904,317 votes cast in favor, 18,773 votes cast against, 2,500 votes cast to abstain and no broker non-votes.

With respect to the proposal to approve the amendment to the Incentive Plan, there were 1,454,435 votes cast in favor, 55,041 votes cast against, 5,500 votes cast to abstain and 2,410,614 broker non-votes.

The proposals presented at the Meeting were set forth and described in our Notice of Annual Meeting of Shareholders and Proxy Statement dated November 24, 2008.

Item 4.5	Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the information regarding our executive officers required by Item 401 of Regulation S-K is hereby included in Part I of this Annual Report.

The following table sets forth the name of each of our executive officers, the office held by such officer and the age, as of March 31, 2009, of such officer:

Name	Age	Position
Ronald G. Farrell	65	Chairman of the Board, President and Chief Executive Officer
Nicolas Chater	55	Chief Financial Officer

Certain additional information concerning the individuals named above is set forth below:

Mr. Farrell serves as our Chief Executive Officer and President and as a director of the Company. He served as our sole director and officer from our formation in October 2001 to our initial public offering in February 2005. From December 1998 to December 2001, Mr. Farrell served as Chairman of the Board and Chief Executive Officer of Golf Entertainment, Inc. At various times from 1986 through 1998, Mr. Farrell founded and served as Chairman of the Board and Chief Executive Officer of Computer Integration Corporation, Sports Leisure, Inc., Automotive Industries, Inc. and Builders Design, Inc.

Mr. Chater has served as our Chief Financial Officer since November 2007. From July 2004 through October 2007, Mr. Chater served as the Executive Vice President and Deputy Chief Financial Officer of HomeBanc Corp. and the Chief Financial Officer of HBMC. From 1996 until December 2003, Mr. Chater served as the Chief Financial Officer of various subsidiaries of Cap Gemini Ernst & Young.

There are no family relationships among any of our executive officers or directors. Except as disclosed in the section of this Annual Report titled “Executive Compensation,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer. Our executive officers of the Company are elected or appointed by our board of directors and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock and the warrants we issued in our initial public offering are currently traded on the NASDAQ Capital Market under the symbols “TRIS” and “TRISW,” respectively. Our common stock and warrants first became publicly traded as separate quotations on the NASDAQ Capital Market on April 11, 2005. From February 9, 2005, the date of our initial public offering, until April 10, 2005, only the units sold in our initial public offering were publicly traded.

The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated below, as reported by the NASDAQ Capital Market. The stock prices set forth below do not include adjustments for retail mark-ups, markdowns or commissions, and represent inter-dealer prices and do not necessarily represent actual transactions.

Year Ended December 31, 2008	High	Low
Fourth Quarter of 2008	$1.23	$0.22
Third Quarter of 2008	$2.14	$0.83
Second Quarter of 2008	$2.75	$1.75
First Quarter of 2008	$3.00	$1.07

Year Ended December 31, 2007	High	Low
Fourth Quarter of 2007	$2.31	$1.32
Third Quarter of 2007	$2.78	$1.78
Second Quarter of 2007	$4.05	$2.28
First Quarter of 2007	$2.85	$1.90

As of March 31, 2009, there were approximately 13 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the Amended and Restated Credit Agreement prohibits the payment of cash dividends on our common stock without our Lenders’ prior written consent.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 16, 2008, we issued to each of two accredited investors: (i) a promissory note with a principal amount of $25,000, which is convertible into shares of our common stock at a conversion price of $1.75 per share, accrues interest on the principal amount at a rate of 14% per annum and matures on November 13, 2010; and (ii) a five-year warrant to purchase 2,604 shares of our common stock at an exercise price of $0.75 per share. Each of the investors agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $25,000, which matured in September 2008, previously issued by us to such investor.

On January 8, 2009, we issued to each of two accredited investors: (i) a promissory note with a principal amount of $37,500, which is convertible into shares of our common stock at a conversion price of $1.75 per share, accrues interest on the principal amount at a rate of 14% per annum and matures on November 13, 2010; and (ii) a five-year warrant to purchase 3,906 shares of common stock at an exercise price of $0.95 per share. Each of the investors agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $37,500, which matured in October 2008, previously issued by us to such investor.

On February 3, 2009, we issued to an accredited investor: (i) a promissory note with a principal amount of $50,000, which is convertible into shares of our common stock at a conversion price of $1.75 per share, accrues interest on the principal amount at a rate of 14% per annum and matures on November 13, 2010; and (ii) a five-year warrant to purchase

5,208 shares of our common stock at an exercise price of $0.75 per share. The investor agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $50,000, which matured in October 2008, previously issued by us to such investor.

The promissory notes and warrants issued by us as discussed above were issued without registration under the Securities Act, upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder (“Regulation D”). We based such reliance upon representations made by each investor regarding the investor’s investment interest, sophistication and status as an “accredited investor,” as defined in Rule 501 of Regulation D, among other things.

On January 9, 2009, we issued to an agent who is a registered representative a warrant to purchase 65,000 shares of our common stock, exerciseable for 8.5 years at $2.33 per share. The warrant was issued to the agent as compensation for the agent’s assistance to us in effecting our offer to exchange our outstanding 10% convertible promissory notes due 2008 for our 14% convertible promissory notes due 2010 and warrants to purchase shares of our common stock, pursuant to the terms and conditions set forth in our tender offer statement on Schedule TO, initially filed with the SEC on August 20, 2008, as amended (the “Exchange Offer”). The warrant issued to the agent was issued without registration under the Securities Act, upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D. We based such reliance upon representations made by the agent regarding the agent’s investment interest, sophistication and status as an “accredited investor,” as defined in Rule 501 of Regulation D, among other things.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2008 through November 30, 2008	10% convertible promissory notes with aggregate principal amount of $6,590,000	(1)	10% convertible promissory notes with aggregate principal amount of $6,590,000	0
December 1, 2008 through December 31, 2008	10% convertible promissory notes with an aggregate principal amount of $50,000	(2)	0	0

(1)	Pursuant to the Exchange Offer, we exchanged our 10% convertible promissory notes due 2008 with an aggregate principal amount of $6,590,000 for our 14% convertible promissory notes due 2010 with an equal aggregate principal amount and five-year warrants to purchase 686,490 shares of our common stock at an exercise price of $0.66 per share. The Exchange Offer was announced on August 20, 2008, and terminated on November 13, 2008.

(2)	On December 16, 2008, we issued to each of two accredited investors: (i) a convertible promissory note with a principal amount of $25,000, which accrues interest on the principal amount at a rate of 14% per annum and matures in November 2010; and (ii) a five-year warrant to purchase 2,604 shares of our common stock at an exercise price of $0.75 per share. Each of the investors agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $25,000, which matured in September 2008, previously issued by us to such investor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results of operations set forth below for the years ended December 31, 2008, 2007 and 2006 are based on historical results for the Company.

In accordance with requirements of purchase accounting, the assets and liabilities of Paragon Systems and Cornwall were adjusted to their estimated fair values and the resulting goodwill computed for their acquisitions. The application of purchase accounting generally results in higher depreciation and amortization expense in periods subsequent to the acquisitions.

Overview

Through our two direct, wholly-owned subsidiaries, Paragon Systems and Cornwall, we provide equipment and security services to various government agencies and the private sector. Our services include uniformed guards, personnel protection, access control, crowd control and the prevention of sabotage, terrorist and criminal activities. In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training, arming and supervising guards deployed to the customers we serve as well as paying all guards and providing them with uniforms, fringe benefits and workers’ compensation insurance.

During 2006, Paragon Systems formed SEP with Southeastern Protective Services, Inc. to provide security services pursuant to certain federal government contracts. The services provided by SEP are substantially the same as those provided by Paragon Systems. Paragon Systems owns 49% of SEP and manages the operations. Accordingly, the operations of SEP are included in the Tri-S’s consolidated financial statements.

During 2007, Paragon Systems formed ODPS with On Duty Patrol Services, Inc. to provide security services pursuant to certain federal government contracts. The services provided by ODPS are substantially the same as those provided by Paragon Systems. Paragon Systems owns 49% of ODPS. ODPS has signed no contracts since its inception.

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

We made our first acquisition on February 27, 2004, when we acquired all of the outstanding capital stock of Paragon Systems, a contract guard services and logistics provider for a purchase price of $16,000,000. We made our second acquisition on October 18, 2005, when we acquired all of the outstanding capital stock of Cornwall, a provider of security and investigative services, including armed and unarmed uniform guards, video and alarm monitoring, alarm installation, and GPS monitoring, to government and private sector customers in the Miami, Florida area, for a total purchase price of $13,500,000. In the first quarter of 2006, we disposed of substantially all of the assets of International Monitoring, Inc., a wholly-owned subsidiary of Cornwall, which provides residential security system monitoring.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During the years ended December 31, 2006, 2007 and 2008, none of our contracts have been subject to cessation of funding.

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

During 2008, certain of Cornwall’s contracts with Miami-Dade County GSA, which represents approximately 37% of Cornwall’s revenue during 2008, were not renewed. As a result of the non-renewal of these contracts, we determined that approximately $6.3 million of goodwill at Cornwall was impaired and recorded goodwill impairment during the year ended December 31, 2008.

Investment in Army Fleet Support. We accounted for our 10% equity in Army Fleet Support, a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet Support is increased by our share of Army Fleet Support’s earnings and reduced by the amortization of our investment in Army Fleet Support and the cash we receive from Army Fleet Support with respect to our investment. During the quarter ended June 30, 2006, we sold our equity interest in Army Fleet Support.

SFAS No. 123(R). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in FASB Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and, therefore, reflect compensation expense in accordance with the SFAS No. 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report for information on the impact of our adoption of SFAS No. 123R.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

The following table sets forth absolute dollar and percentage changes in our selected financial data from period to period for the periods described below. The table below combines results of Paragon Systems with Tri-S for periods prior to the Paragon Acquisition (dollars in thousands):

	Change from Year Ended December 31, 2007 to Year Ended December 31, 2008		Change from Year Ended December 31, 2006 to Year Ended December 31, 2007		Change from Year Ended December 31, 2005 to Year Ended December 31, 2006
	$	%	$	%	$	%
Revenues	$52,389	58.9%	$13,218	17.5%	$33,740	80.4%
Operating expenses:
Direct labor	(34,443)	(60.8)	(9,328)	(19.7)	(22,947)	(94.0)
Indirect labor and other contract support costs	(13,961)	(55.5)	(5,917)	(30.7)	(5,202)	(37.0)
Selling, general and administrative	(2,224)	(19.6)	312	2.7	(5,549)	(90.5)
Amortization of customer contracts and intangible assets	(5,954)	(434.0)	22	0.9	(1,610)	(168.4)
Operating loss	(4,193)	(61.4)	(1,693)	(33.0)	(1,568)	(44.0)
Income from investment in Army Fleet Support	—	—	(384)	(100.0)	(1,393)	(78.4)
Interest expense	(2,512)	(102.4)	680	22.0	(1,763)	(127.5)
Interest on Series C Redeemable Preferred Stock	211	100.0	89	29.7	—	—
Other income(expense)	(2,500)	(98.1)	(106)	(3.9)	2,921	1,098.1
Loss before income taxes	(8,994)	(129.6)	(1,414)	(25.6)	(1,835)	(49.7)

Revenue. The increase in revenue from 2007 to 2008 is primarily the result of five new Federal government contracts obtained by Paragon Systems, net of four contract expirations. Revenue increases at Paragon Systems were offset slightly by lower revenue at Cornwall due to lost contracts.

The increase in revenue from 2006 to 2007 is primarily the result of six new Federal government contracts obtained by Paragon Systems, net of one contract expiration, and growth in revenue at SEP due to including a full year’s impact of revenue in 2007 versus a partial year in 2006. Revenue increases at Paragon Systems and SEP were offset slightly by lower revenue at Cornwall due to lost contracts.

The following table sets forth the number of our Federal government contracts for Paragon Systems during the periods and in the revenue ranges indicated in the table:

Annual Revenues	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Less Than $1.0 Million per Contract	1	4	8
$1.0 to $3.0 Million per Contract	9	7	4
Greater than $3.0 Million per Contract	11	7	4

On December 31, 2008, 18 total contracts were active of which Paragon Systems served 16 and SEP served two.

The following table sets forth the years in which our contracts existing as of December 31, 2008 will expire:

Number of Contracts	Year Expiring
1	2009
8	2011
4	2012
4	2013
1	2018

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. When bidding on contracts, we must anticipate labor rates during the contract term. Direct labor as a percentage of revenue was consistent from 2007 to 2008, approximating 64.5% of revenue in 2008 and 63.7% in 2007.

Direct labor was approximately 62.5% of revenue in 2006. The increase in direct labor as a percentage of revenue from 2006 to 2007 is primarily due to the start up costs and pricing pressure on six new Federal government contracts obtained by Paragon.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs as a percentage of revenue improved slightly from 2007 to 2008, as these costs were approximately 27.7% of revenue in 2008 and 28.3% of revenue in 2007. This improvement is due primarily to lower insurance costs as a percent of revenue at both Paragon Systems and Cornwall.

Indirect labor and other contract support costs as a percentage of revenue in 2006 was 25.4%. The increase of these costs from 2006 to 2007 is again due primarily to start up costs on the six new Federal government contracts obtained by Paragon Systems in 2007. In addition, Cornwall costs increased as a result of higher workers compensation claims of $0.9M incurred in 2007 over 2006.

Amortization of Government Contracts. Upon the consummation of each of the Paragon Acquisition and the Cornwall Acquisition, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue was 93.3% of revenue in 2008, 93.8% of revenue in 2007 and 90.1% of revenue in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenue was 9.6% in 2008, 12.8% in 2007 and 15.4% in 2006. Selling, general and administrative expenses consist primarily of payroll and related expenses for administrative personnel in our operations offices located in Chantilly, Virginia and Miami, Florida and in our corporate office located in Alpharetta, Georgia. It also includes occupancy costs at the office locations, consulting and professional fees, and certain miscellaneous office and corporation expenses. Selling, general and administrative expenses increased by approximately $2.2 million from 2007 to 2008. The increase is due primarily to higher bank fees associated with higher revenue, one-time costs associated with settling the Miami-Dade billing dispute with a subsidiary of Cornwall, and higher non-cash costs associated with stock options, warrants and restricted stock issued in 2008.

Selling, general and administrative expenses decreased by approximately $312,000 from 2006 to 2007. The decrease is due to lower costs at Paragon Systems and Cornwall as a result of lower headcount and related support costs, offset somewhat by higher professional fees related to the implementation of Sarbanes Oxley and higher stock option expense.

Goodwill impairment. During 2008, certain of Cornwall’s contracts with Miami-Dade County GSA, which represents approximately 37% of Cornwall’s revenue during 2008, were not renewed. As a result of the non-renewal of these contracts, we determined that approximately $6.3 million of goodwill at Cornwall was impaired and recorded goodwill impairment during the year ended December 31, 2008.

Joint Venture. Until May 2006, we owned a 10% equity interest in Army Fleet Support. We recognized as income 10% of the Army Fleet Support’s net earnings or net loss less the amortization of the difference between our cost and our share of the net equity of Army Fleet Support. In 2006 and 2005, we recognized income of $659,000 and $2,601,000 less amortization of $275,000 and $824,000 for net income of $384,000 and $1,777,000 with respect to our interest in Army Fleet Support, respectively. In May 2006, we recognized a gain on the sale of the Army Fleet Support of $1,903,000. As a result of the sale in 2006, no revenue was recognized in 2007 or 2008.

Interest Expense. The interest expense for 2008 relates to the interest incurred on our Loan and Security Agreement, the 2007 Term Loan and the interest expense incurred on our 10% and 14% convertible promissory notes. Interest expense is higher in 2008 compared to 2007 due primarily to higher outstanding balances on our Loan and Security Agreement in 2008.

The interest expense for 2007 relates to the interest incurred on our Loan and Security Agreement, the 2007 Term Loan, our mandatory redeemable preferred stock and the interest expense incurred on our 10% convertible promissory notes.

The interest expense for 2006 relates to the interest incurred on our Loan and Security Agreement and our outstanding Series C Redeemable Preferred Stock, and the interest expense incurred on our 10% convertible promissory notes. Interest expense was also incurred on two term loans under the Original Credit Agreement that were repaid in May 2006. Interest expense is lower in 2007 compared to 2006, primarily as a result of the payoff of the two term loans in May 2006, and payment of default interest in 2006 not also incurred in 2007.

Income Tax Expense. The income tax benefit for 2008, 2007 and 2006 was $87,000, $2.6 million and $1.7 million, respectively, which was 0.7%, 38.0% and 30.6% of the loss before income taxes generated during 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of December 31, 2008, we had $1.2 million of cash on hand. Cash used by operating activities was $6.4 million for the year ended December 31, 2008. The cash used by operations was primarily due to the net loss of $15.8 million, less non-cash items of depreciation and amortization expense of $2.7 million and the goodwill impairment loss of $6.3 million, the increase in unbilled revenues and trade accounts receivable of $3.4 million, partially offset by the increase in accrued liabilities of $3.3 million.

The outstanding balance under the Amended and Restated Credit Agreement as of December 31, 2008, is approximately $22.7 million. Additionally, from time to time during 2008, we have borrowed more than the maximum amount allowable under the availability formula under the Loan and Security Agreement and the Original Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, we were not in compliance with the Amended and Restated Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into the Forbearance Agreement with our Lenders. Pursuant to the Forbearance Agreement, our Lenders waived certain specified defaults under the Amended and Restated Credit Agreement and agreed to forebear from exercising all remedies available to our Lenders in connection with such existing defaults until the earlier of a potential equity or subordinated debt offering or January 1, 2009. On December 12, 2008, the Forbearance Agreement was amended to extend the end of the Forbearance period from January 1, 2009 to January 1, 2010.

We have historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet our scheduled debt service payments and other obligations. On November 13, 2008, we completed the Exchange Offer pursuant to which we exchanged approximately $6.5 million, or 86%, of the aggregate principal amount of our outstanding 10% convertible promissory notes for our 14% convertible promissory notes and warrants.

The future success of the Company is dependent upon, among other things, our ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. We anticipate the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing us and will contribute toward achieving profitability and positive cash flow.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made during 2008, to the balance of unrecognized tax benefits and no material change is expected in the next twelve months.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS No. 141(R) include: (i) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (ii) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (iii) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset’s estimated useful life; (iv) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (v) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS No. 141(R) will be effective for all business combinations consummated beginning January 1, 2009. Earlier adoption is not permitted. The impact of adopting SFAS No. 141R will be dependent on the business combinations that the Company may pursue after its effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this statement was effective for fiscal periods beginning after November 15, 2007, and did not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157-2”), was issued which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS No. 157 as related to financial assets and liabilities in the first quarter of 2008. As a result, the Company was not required to recognize any new assets or liabilities at fair value.

The Company adopted SFAS No. 157-2 in the fourth quarter of 2008. The adoption did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” providing guidance on calculating fair value in an inactive market (“SFAS No. 157-3”). SFAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS No. 157-3 does not have an impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice be made in the first 120 days of that fiscal year and SFAS No. 157 is also adopted. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. Statement No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 in the first quarter of fiscal 2009. We do not expect this statement will have a material impact on our future results of operations and financial condition.

In May 2008, FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) This FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. This FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company does not expect the adoption of APB 14-1 to have a material impact on the Company’s financial statements.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed with this Annual Report are filed under Item 15 hereof and are listed on the “Index to Consolidated Financial Statements” on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 1, 2008, Tauber & Balser, P.C. (“T&B”) resigned as our independent accountant. T&B entered into an agreement with Habif, Arogeti & Wynne, LLP (“HA&W”), pursuant to which T&B combined its operations into HA&W and certain of the T&B professional staff and shareholders joined HA&W either as employees or partners of HA&W. The report of T&B regarding the company’s financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2007 and 2006 and during the period from the end of the most recently completed fiscal year through November 1, 2008, the date of resignation, there were no disagreements with T&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of T&B, would have caused it to make reference to such disagreements in its reports. During our two most recent fiscal years and through November 1, 2008, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. Concurrent with the resignation of T&B, our Audit Committee appointed HA&W as the company’s new independent accountant.

Item 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008, due to material weakness that existed as of December 31, 2008, within our internal control over financial reporting as described below in “Management’s Report on Internal Control Over Financial Reporting.”

Notwithstanding the material weakness identified below, we performed additional detailed procedures and analysis and other post-closing procedures during the preparation of our consolidated financial statements included in this Annual Report, and our management has concluded that such consolidated financial statements present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with GAAP. These reviews and control activities include performing detailed account reconciliations of all relevant account balances in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of such consolidated financial statements.

The required certifications of our Chief Executive Officer and our Chief Financial Officer are included as exhibits to this Annual Report. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes to internal control referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company’s control activities. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate

In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related expense accounts with respect to payroll. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end with respect to payroll were not followed.

Due to the material weakness described above, our management has determined our internal control over financial reporting as of December 31, 2008, was not effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting were made during the second quarter of 2009. These changes resulted mainly from remediation efforts, including the actions described below, and were designed mainly to address the material weakness identified by management.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the second quarter of 2009, the Company’s management identified discrepancies involving payroll transactions that began during 2008. These discrepancies, which amounted to approximately $1.7 million during 2008, first identified by the Company’s management, were the result of the lack of adherence to established reconciliation procedures. After reviewing these transactions and the ways in which they were reported and accounted for, management determined that such discrepancies will be prevented in the future by adhering to established reconciliation and review procedures. In addition, the Company intends on hiring additional qualified accounting staff in the near term.

Item 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of our proxy statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”) titled “Proposal I: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

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

In reviewing the agreements included as exhibits to this Annual Report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

Have been qualified by the disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	Were made only as of the date of the applicable agreement or such other date or dates may be specified in the agreement and are subject to more recent developments.

Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and our other public filings, which are available without charge on our website at www.trissecurity.com.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tri-S Security Corporation

We have audited the accompanying consolidated balance sheet of Tri-S Security Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-S Security Corporation and subsidiaries at December 31, 2008, and the results of their operations and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia
April 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tri-S Security Corporation

We have audited the accompanying consolidated balance sheet of Tri-S Security Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedule listed as Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-S Security Corporation and subsidiaries at December 31, 2007, and the results of their operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia

March 31, 2008

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,246	$465
Restricted cash	75	348
Unbilled revenues and trade accounts receivable, net of allowance for doubtful accounts of $1,305 and $701, respectively	16,610	13,993
Prepaid expenses and other assets	903	353

Total current assets	18,834	15,159

Property and equipment, less accumulated depreciation	611	476
Goodwill	9,825	16,078
Intangibles, net
Customer contracts	1,028	2,647
Deferred loan cost	797	515
Other	665	769

Total assets	$31,760	$35,644

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Trade accounts payable	$1,885	$1,983
Accrued expenses	2,058	550
Accrued salary and benefits	5,676	3,940
Accrued interest	534	353
Income taxes payable	67	586
Factoring facility	19,641	11,625
10% convertible notes	1,025	7,473

Total current liabilities	30,886	26,510

Other liabilities:
14% convertible notes	6,470	—
Term loan	2,500	2,500
Accrued interest – long term	277	353
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	41,633	30,863

Stockholders’ equity (deficit) :
Common stock, $0.001 par value, 25,000,000 shares authorized, 4,248,704 issued and 4,203,280 shares outstanding at December 31, 2008 and 2007	4	4
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	17,562	16,368
Deficit	(27,334)	(11,486)

Total stockholders’ equity (deficit)	(9,873)	4,781

Total liabilities and stockholders’ equity (deficit)	$31,760	$35,644

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$141,332	$88,943	$75,725

Cost of revenues:
Direct labor	91,124	56,681	47,353
Indirect labor and other contract support costs	39,134	25,173	19,256
Amortization of customer contracts	1,619	1,617	1,638

	131,877	83,471	68,247

Gross profit	9,455	5,472	7,478
Selling, general and administrative	13,594	11,370	11,682
Goodwill impairment	6,253	—	—
Amortization of intangible assets	626	927	928

Operating loss	(11,018)	(6,825)	(5,132)

Income from joint venture, net	—	—	384

Interest and other income (expense):
Interest expense, net	(4,966)	(2,454)	(3,134)
Interest on preferred stock subject to mandatory redemption	—	(211)	(300)
Gain on sale of non-core assets	—	—	2,381
Other income (expense)	49	2,549	274

	(4,917)	(116)	(779)

Loss before income taxes	(15,935)	(6,941)	(5,527)
Income tax benefit	87	2,638	1,694

Net loss	$(15,848)	$(4,303)	$(3,833)

Basic and diluted loss per common share	$(3.77)	$(1.02)	$(1.11)

Basic and diluted weighted average number of common shares	4,203	4,203	3,448

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total
	Shares	Cost	Shares	Cost	Capital	Deficit
Balance at December 31, 2005	3,339	$3	—	$—	13,749	$(3,318)	$10,434
Shares issued for services	40				180		180
Shares issued for conversion of notes payable	73				326		326
Note receivable repaid through issuance of treasury stock			45	(105)			(105)
Options exercised	97				12		12
IPO expenses					(108)		(108)
Beneficial conversion of convertible notes					(425)		(425)
Stock compensation					375		375
FIN 48 Adjustment						(32)	(32)
Net loss						(3,833)	(3,833)

Balance at December 31, 2006	3,549	3	45	(105)	14,109	(7,183)	6,824

Shares issued for Paragon settlement	700	1			1,597		1,598
Beneficial conversion					426		426
Stock compensation					236		236
Net loss						(4,303)	(4,303)

Balance at December 31, 2007	4,249	4	45	(105)	16,368	(11,486)	4,781

Stock compensation					831		831
Warrants issued to extend term loan					68		68
Warrants issued as part of tender offer					295		295
Net loss						(15,848)	(15,848)

Balance at December 31, 2008	4,249	$4	45	$(105)	$17,562	$(27,334)	$(9,873)

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net loss	$(15,848)	$(4,303)	$(3,833)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on Paragon settlement	—	(1,888)	—
Gain on Cornwall settlement	—	(250)	—
Gain on sale of non-core assets	—	—	(2,381)
Income from joint venture, net	—	—	(384)
Bad debt expense	777	488	59
Depreciation and amortization	2,725	2,920	2,909
Goodwill impairment	6,253	—	—
Deferred income tax benefits	—	(1,974)	(3,095)
Common shares, options and warrants in exchange for services and interest	831	238	377
Non-cash interest expense	22	837	875
Changes in operating assets and liabilities, net of effects of acquisition:
Unbilled revenues and trade accounts receivable	(3,394)	(1,168)	(2,345)
Prepaid expenses and other assets	(550)	191	326
Trade accounts payable	(98)	878	(95)
Accrued liabilities	3,349	319	(1,486)
Income taxes payable	(519)	(683)	1,426

Net cash used by operating activities	(6,452)	(4,395)	(7,647)

Cash flow from investing activities:
Acquisition of subsidiary, net of cash acquired	—	—	(3)
Proceeds from sale of investment in joint venture	—	—	10,810
Distributions from investment in joint venture	—	—	175
Proceeds from sale of assets	—	—	1,301
Change in restricted cash	273	(243)	92
Purchase of property and equipment	(615)	(254)	(203)

Net cash provided (used) by investing activities	(342)	(497)	12,172

Cash flow from financing activities:
Proceeds from exercise of stock options	—	—	9
Payment made for Paragon settlement	—	(1,250)	—
Proceeds from factoring facility, net	8,016	4,119	315
Proceeds of (repayments on) term loans	—	2,500	(5,092)
Deferred financing costs	(441)	(78)	(43)
Deferred initial public offering costs	—	—	(111)

Net cash provided (used) by financing activities	7,575	5,291	(4,922)

Net increase (decrease) in cash and cash equivalents	781	399	(397)
Cash and cash equivalents at beginning of period	465	66	463

Cash and cash equivalents at end of period	$1,246	$465	$66

Supplemental disclosures of cash flow information:
Interest paid	$4,377	$1,850	$1,873
Income taxes paid	432	15	149
Tender of 10% convertible notes in exchange for issuance of 14% convertible notes	6,460	—	—
Satisfaction of officer note through issuance of treasury stock	—	—	105
Payment of deferred financing costs through issuance of warrants	363	—	—

See accompanying notes to consolidated financial statements.

Tri-S Security Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Organization and Nature of Business

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “We”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to: (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”), and a joint venture in which we are a 49% partner, Southeastern Paragon (“SEP”) (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group (“Cornwall”), a Florida Corporation with its principal offices located in Miami, Florida.

Tri-S was formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a large company. Tri-S has acquired and continues to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry.

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness. The Company has two reportable segments: Cornwall and Paragon/SEP.

2. Basis of Presentation and Principles of Consolidation

Summary of Significant Accounting Policies

On October 18, 2005, the Company acquired all of the outstanding capital stock of Cornwall for a total purchase price of $13.5 million, payable in cash and a note. The acquisition was accounted for as a purchase and the results of Cornwall’s operations are included in the Tri-S consolidated financial statements from the date of acquisition.

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form SEP. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of SEP. SEP was formed to bid on certain contracts, and Paragon Systems will manage the contracts awarded to SEP. We are accounting for the joint venture in accordance with FASB Interpretation No. 46 (R) “Variable Interest Entities” because we believe that SEP is a VIE in which we are the primary beneficiary. In 2007, Tri-S recorded revenue from SEP of $5.7 million.

In September, 2007, Paragon Systems formed On Duty Patrol Services LLC (“ODPS”), a joint venture between Paragon Systems and On Duty Patrol Services, Inc. ODPS has been certified by the U.S. Small Business Administration (the “SBA”) as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of ODPS. During 2007 and 2008, ODPS did not enter into any contracts.

All significant intercompany transactions have been eliminated.

Certain balances in 2007 and 2006 have been reclassified to conform to the current year presentation.

Liquidity

The Company has historically incurred operating losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. The Company has relied on its senior lenders, LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, the “Lenders”), to fund operations in excess of the borrowing base formula. Our Lenders and the Company entered into a forbearance agreement through January 1, 2010 that allows for such funding over its borrowing base and waives certain debt covenant defaults. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable, as a result of the subjective acceleration clause or other provisions of the loan agreements, and we are unable to raise significant capital or obtain from our Lenders additional waivers or an additional forbearance agreement, then we will not be able to satisfy our obligations to our Lenders, and our Lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

Additionally, in November 2008, we completed our offer to exchange our outstanding 10% Convertible Promissory Notes due in 2008 (the “10% Notes”) for our 14% Convertible Promissory Notes due 2010 (the “New Notes”) and warrants to purchase shares of our common stock (the “Exchange Offer”). The Exchange Offer was completed on the terms and conditions set forth in our tender offer statement on Schedule TO, initially filed with the Securities and Exchange Commission on August 20, 2008, as amended. In the Exchange Offer, approximately $6.6 million, or 86%, of the aggregate principal amount of the 10% Notes was tendered for New Notes and warrants.

The future success of the Company is dependent upon, among other things, our ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and generate sufficient cash flow from operations to meet current and future debt obligations. We anticipate that, with the recently awarded contracts to Paragon Systems, and the board of director approved initiatives to reduce expenses and the sale of our Cornwall operating unit, along with the forbearance agreement with our Lenders, our cash flows will provide sufficient operating resources through December 31, 2009.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2008, 2007 and 2006, none of our contracts have been subject to cessation of funding.

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

We evaluate goodwill and other intangible assets with an indefinite useful life for impairment on an annual basis. Additionally goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The carrying value of goodwill and other intangibles is evaluated in relation to the operating performance and estimated future discounted cash flows of the reporting unit.

During 2008, an impairment charge of $6.3 million was recorded as “goodwill impairment” in the consolidated statement of operations included in these consolidated financial statements. See note 8 for additional information.

Investment in Joint Venture

We accounted for our 10% equity in Army Fleet Support LLC (“Army Fleet Support”), a joint venture which provides logistics support for U.S. Army aviation training at Fort Rucker, Alabama, using the equity method of accounting. Accordingly, our investment in Army Fleet is increased by our share of Army Fleet Support’s earnings and reduced by the amortization of our investment in Army Fleet Support and the cash we receive from Army Fleet Support with respect to our investment. During May 2006, we sold our equity interest in Army Fleet Support.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

The carrying amounts of the Company’s debt, including our term loan and under our other agreements with our lenders, approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2008 and 2007.

Retirement Plan

Substantially all of Paragon Systems’s employees are eligible to participate in a 401(k) profit sharing plan. Under the terms of the plan, employees may elect to defer up to ten percent of their compensation subject to Internal Revenue Service limitations. Paragon Systems may provide discretionary matching contributions on these deferrals each year based upon determinations by our board of directors. Paragon Systems did not make any matching contributions for 2008, 2007 and 2006.

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition approach method. Under this transition method, compensation costs for 2006 include costs for options, restricted stock and warrants granted prior to, but not vested at, December 31, 2005, and options vested thereafter. Therefore, results for prior periods have not been restated.

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

3. Stock-based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and, therefore, reflects compensation expense in accordance with the SFAS No. 123(R) transition provisions. Under the modified prospective method, prior periods are not restated to reflect the impact of adopting the new standard at earlier dates.

In accordance with SFAS No. 123(R), the Company recorded $831,000, $236,000 and $377,000 of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, related to employee stock options, restricted stock and warrants. After recording the expense through December 31, 2008, there remained approximately $143,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next 1.3 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate – reflects the average rate on a United States treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Awards – reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants and the resulting fair value were as follows:

Year Ended December 31,	2008	2007	2006
Expected Dividend Yield	—	—	—
Expected Volatility in Stock Price	55.69 – 70.18%	50.19 – 53.2%	48.91 – 51.86%
Weighted Average Volatility	56.39%	51.78%	51.79%
Risk-Free Interest Rate	2.37 – 2.92%	3.54 – 4.59%	4.67 – 5.03%
Expected Life of Stock Awards	5 years	5 years	5 years
Weighted Average Fair Value at Grant Date	$0.74	$2.33	$1.51

4. Sales to Major Customers

During 2008, 2007 and 2006, 74%, 55% and 46% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. At December 31, 2008 and 2007, approximately 70% and 60% of accounts receivable were due from various Federal government agencies, respectively.

5. Related Party Transactions

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

During 2008, the Company and Mr. Farrell agreed to amend his employment agreement as follows: (i) to reduce his annual salary by (a) 25% during the period from January 1, 2009 through June 30, 2009 and (b) 50% during the period from July 1, 2009 through June 30, 2010; and (ii) to grant to Mr. Farrell (a) 100,000 shares of common stock on the date the amendment to his employment agreement is executed and (b) 81,406 shares of common stock on January 1, 2009. Notwithstanding the foregoing, the reduction in Mr. Farrell’s annual salary shall not affect the calculation of bonus, severance or other amounts which Mr. Farrell is entitled to receive, and which are calculated with reference to Mr. Farrell’s “base salary”, under his employment agreement and such bonus, severance and other amounts will be calculated and made as if the reduction in Mr. Farrell’s annual salary had not occurred. The stock grants, if made, will be made pursuant and subject to the terms and conditions of the Company’s 2004 Stock Incentive Plan, as amended and restated (the “Incentive Plan”).

The Company and Mr. Farrell further agreed the stock grants will vest in a manner such that an aggregate of 10,000 shares will vest on the last day of each month during the period from January 1, 2009 through May 31, 2010, and the remaining unvested shares underlying the stock grants will vest on June 30, 2010. Notwithstanding the foregoing, if the Company experiences a “change in control” (as defined in the Incentive Plan), or if Mr. Farrell resigns, is terminated from his position, ceases to be the Company’s Chief Executive Officer or otherwise ceases to be employed by the Company, then all shares underlying the stock grants which have not vested by the end of the month in which such change in control occurs, or at the time of such resignation, termination or cessation, will be forfeited.

During 2007, the Company entered into an employment agreement with Nicolas V. Chater, pursuant to which Mr. Chater has agreed to serve as the Company’s Chief Financial Officer until June 30, 2010. Pursuant to the employment agreement, the Company has agreed to pay Mr. Chater for his service as the Company’s Chief Financial Officer as follows: (i) a base salary at a rate of $250,000 per year, (ii) an annual retention bonus equal to $25,000 per year and (iii) an annual performance bonus equal to 3% of the Company’s EBITDA for such year; provided, that (a) the annual performance bonus may not exceed 100% of the base salary for such year and (b) Mr. Chater’s 2008 performance bonus shall not be less than $90,000. The employment agreement also provides that, if Mr. Chater’s employment is terminated by the Company without cause or by him for good reason, then Mr. Chater shall be entitled to receive a single lump sum in an amount equal to his then-current salary and performance bonus and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the twelve-month period following the date of such termination. Notwithstanding the foregoing, if Mr. Chater’s employment is terminated by the Company without cause during the 24-month period following a change of control of the Company, then Mr. Chater will be entitled to receive a lump sum payment of his then-current performance bonus and twice his then-current base salary and shall be entitled to participate in the Company’s employee benefit, retirement and compensation plans during the 24-month period following the date of such termination.

The Company has also granted to Mr. Chater, pursuant to the Incentive Plan, an option to purchase 100,000 shares of common stock, with one-half of the underlying shares vesting on each of the first anniversary and the second anniversary of the date of grant. The option has an exercise price equal to the fair market value of our common stock on the date of grant. Subject to availability under the Incentive Plan, the Company has also agreed to grant Mr. Chater an option to purchase up to 50,000 shares of our common stock on each anniversary of the execution of the employment agreement, with such options vesting equally over a two-year period. These options will have an exercise price equal to the fair market value of our common stock on the date of grant. In November 2008, the Compensation Committee of the Board of Directors determined to grant 50,000 restricted shares of our common stock in lieu of such options.

6. Property and Equipment

Property and equipment are comprised of the following:

	Estimated Useful Life	December 31,
		2008	2007
		(in thousands)
Vehicles	3 - 5 years	48	$48
Computer equipment and software	3 - 5 years	430	397
Field equipment	3 - 5 years	1,190	631
Furniture and fixtures	5 years	171	148
Leasehold Improvements	5 years	32	32

		1,871	1,256
Less accumulated depreciation and amortization		(1,260)	(780)

Property and equipment, net		$611	$476

Depreciation expense for Tri-S was $480,000, $375,000 and $341,000 for the years ended December 31, 2008, 2007 and 2006.

7. Investment in Army Fleet Support, LLC

In conjunction with the acquisition of Paragon Systems on February 27, 2004, the Company acquired a 10% interest in Army Fleet Support. The value of the investment in Army Fleet Support at the acquisition date was $8,102,000 as established by an independent appraisal. The Company amortized the cost of the investment in excess of the net book value using a 10-year life, which approximated the anticipated length of the contract.

The Company accounted for its investment in Army Fleet Support using the equity method. Accordingly, the investment in Army Fleet Support was increased by the Company’s share of Army Fleet Support’s earnings and reduced by the amortization of the investment in Army Fleet Support and the cash received from Army Fleet Support.

During May 2006, we sold our 10% equity interest in Army Fleet Support. The details of the transaction are as follows (in thousands):

Cash received	$10,810
Book value of investment	8,907

Gain on sale	$1,903

The investment in Army Fleet Support was effected by the following transactions for the year ended 2006 (in thousands):

Investment in Army Fleet Support – beginning	$8,698
Company’s share of earnings in Army Fleet Support	659
Amortization of the investment in Army Fleet Support	(275)
Cash received from Army Fleet Support	(175)
Sale of investment in Army Fleet Support	(8,907)

Investment in Army Fleet Support – ending	$—

8. Goodwill and Intangible Assets

Intangible assets are summarized as follows (in thousands):

	2008	2007	Amortization Period
Intangible assets:
Customer Contracts	$6,875	$6,875	1 -9 years
Non-compete agreements	696	696	1 -5 years
Loan Costs	2,818	2,014	1 -3 years
Other	95	95	—

	2008	2007	Amortization Period
Gross carrying value of intangible assets subject to amortization	10,484	9,680

Less accumulated amortization:
Customer Contracts	(5,847)	(4,228)
Non-compete agreements	(690)	(607)
Loan Costs	(2,021)	(1,499)
Other	(95)	(74)

Accumulated amortization	(8,653)	(6,408)

Net carrying value of amortizable intangibles	1,831	3,272

Non-amortizable intangibles:
Trademarks	659	659
Goodwill	9,825	16,078

Total intangibles, net	$12,315	$20,009

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance, December 31, 2006 and 2007	$16,078
Impairment	(6,253)

Balance, December 31, 2008	$9,825

The Company is required for accounting purposes to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. During 2008, certain of Cornwall’s contracts with Miami-Dade County General Services Administration, which represents approximately 37% of Cornwall’s revenue, were not renewed. Based on these lost contracts, the Company determined that indicators of potential impairment were present. As a result, the Company, with the assistance of an independent, third-party valuation specialist, assessed the carrying value of acquired goodwill and intangible assets with indefinite lives for impairment, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” using the residual valuation method. The measurement of impairment of goodwill and indefinite life intangibles consists of two steps, which require the Company to determine the fair value of its reporting units and to allocate reporting unit fair value to the individual assets and liabilities. Based on this assessment, we determined approximately $6.3 million of goodwill at Cornwall was impaired.

The Company does not have tax deductible goodwill.

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $2,245,000, $2,545,000, and $2,566,000, respectively.

Estimated future amortization expense for intangible assets on the Company’s December 31, 2008 consolidated balance sheet for the fiscal years ending December 31, is as follows (in thousands):

2009	$1,468
2010	332
2011	17
2012	14

$1,831

9. Debt and Other Obligations

The debt of the Company as of December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Short term borrowings under the credit facility	$19,641	$11,625
Term loan, due March 28, 2010	2,500	2,500
10% Notes, face value of $1,025 bearing interest at 26.1%, cash interest payable monthly at 10% annual rate, due on various dates in September and October 2008	1,025	7,473
14% Notes, face value of $6,640 bearing interest at 15.6%, cash interest payable monthly at 14% annual rate, due on November 13, 2010	6,470	—
Series D Redeemable Preferred Stock, due 2012	1,500	1,500

Total debt	31,136	23,098
Less: current debt	20,666	19,106

Long term debt	$10,470	$3,992

Amended and Restated Credit Agreement

On October 18, 2005, we entered into a Credit Agreement (the “Original Credit Agreement”) with our Lenders, pursuant to which we borrowed $1,650,000 pursuant to a term loan with a maturity date of October 1, 2007 (“Term Loan A”) and $3,500,000 pursuant to a term loan with a maturity date of October 1, 2009 (“Term Loan B” and, together with Term Loan A, the “Term Loans”). During the second quarter of 2006, the Term Loans were paid in full.

In connection with the Original Credit Agreement, we entered into a Factoring and Security Agreement (the “Factoring Agreement”) with LSQ, pursuant to which LSQ purchased from us from time to time certain accounts receivable at a discount of 0.7% and provided us with a professional accounts receivable management service for a funds usage fee of the prime rate plus 1.0% on the funds advanced on the outstanding accounts receivable purchased. The Factoring Agreement had a $6,000,000 initial purchase limit and a four-year term which automatically renewed unless we provided notice of our intent to terminate.

Pursuant to the Original Credit Agreement, we also entered into (i) a Guaranty Agreement pursuant to which we unconditionally and irrevocably guarantee to our Lenders the prompt payment and performance of all of our obligations, indebtedness and liabilities to our Lenders, whether currently existing or subsequently arising (the “Obligations”); and (ii) a Security Agreement, pursuant to which we granted to our Lenders a security interest in substantially all of our assets to secure all of the Obligations. Additionally, we have entered into a Pledge Agreement pursuant to which we pledged to our Lenders the capital stock of Paragon Systems to secure all of our obligations under the Original Credit Agreement and related documents.

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

During March 2007, we entered into an Amendment and Forbearance Agreement with our Lenders pursuant to which we amended the Original Credit Agreement and secured an additional $2.5 million term loan (the “2007 Term Loan”) with our Lenders to provide additional financing as needed to provide the capital we estimated was necessary to continue to operate the business during 2007. The 2007 Term Loan matures on March 28, 2010. The 2007 Term Loan bears a 0.25% per month fee on the unused portion of the loan.

On December 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with our Lenders, which amends and restates the Original Credit Agreement. The Amended and Restated Credit Agreement amends and restates the Original Credit Agreement to provide us with a revolving, asset-based lending facility with up to $25.0 million of borrowing availability, replacing our pre-existing factoring facility with up to $12.0 million of borrowing availability under the Original Credit Agreement. In connection with entering into the Amended and Restated Credit Agreement, we also entered into (i) a Loan and Security Agreement with LSQ, as may be amended from time to time (the “Loan and Security Agreement”), and (ii) a Supplemental Agreement to Amended and Restated Credit Agreement with our Lenders (the “Credit Agreement Supplement”).

The Amended and Restated Credit Agreement continues to provide for the $2,500,000 2007 Term Loan contemplated by the Original Credit Agreement. Under the Amended and Restated Credit Agreement, interest on the 2007 Term Loan accrues at a rate equal to the prime rate, as published by the Wall Street Journal from time to time (the “Prime Rate”), plus 4.50% (the “Non-Default Rate”), but at no time shall the interest rate be less than 11.25% per annum. If an event of default under the Amended and Restated Credit Agreement occurs, then interest accrues on the 2007 Term Loan at a rate equal to the Non-Default Rate plus 5% and certain other default fees specified in the Amended and Restated Credit Agreement would become due and payable. The 2007 Term Loan requires us to pay a “Minimum Balance Fee,” as described in the Amended and Restated Credit Agreement, if the 2007 Term Loan is repaid prior to maturity.

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable through March 31, 2009 and at any time thereafter that the 2007 Term Loan has been repaid in full. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% (but not less than 11%) and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5% (but not less than 12%). In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. The Loan and Security Agreement includes a subjective acceleration clause and expires on October 31, 2010.

Under the Credit Agreement Supplement, anytime the 2007 Term Loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 2.25% of the highest daily overadvance amount (which is the highest daily amount in any given month calculated as the outstanding 2007 Term Loan plus all outstanding Advances less the borrowing base) less (ii) $60,000 or such lesser amount as will reduce the overadvance fee to zero. In addition, the Credit Agreement Supplement requires that we issue to our Lenders a four-year warrant to purchase 30,000 shares of common stock, at an exercise price of $3.00 per share, for each month in which an overadvance under the Loan and Security Agreement exists. In no event shall such warrants issued to Lenders under the Credit Agreement Supplement be exercisable in the aggregate for greater than 420,000 shares of common stock.

All of our obligations under the Amended and Restated Credit Agreement and the Loan and Security Agreement are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Amended and Restated Credit Agreement as of December 31, 2008, is approximately $22.7 million. Additionally, from time to time during 2008, we have borrowed more than the maximum amount allowable under the availability formula under the Amended and Restated Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, we were not in compliance with the Amended and Restated Credit Agreement and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into an Amendment and Forbearance Agreement, as amended from time to time (the “Forbearance Agreement”), with our Lenders. Pursuant to the Forbearance Agreement, our Lenders waived certain specified defaults under the Amended and Restated Credit Agreement and agreed to forebear from exercising all remedies available to them in connection with such existing defaults until the earlier of (i) a potential equity or subordinated debt offering by us or (ii) January 1, 2009. On December 12, 2008, the Forbearance Agreement was amended to extend the end of the forbearance period from January 1, 2009 to January 1, 2010.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction the 10% notes with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes was $8,015,000 upon issuance. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the second quarter 2006 and approximately $426,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the third quarter 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly, approximately $426,000 was recorded as interest expense and as an increase to paid in capital. The remaining discount on the 10% Notes relative to face value will be amortized to interest expense over the remaining life of the 10% Notes.

The 10% Notes are convertible by the holders at an initial conversion price of $4.80 per share subject to certain restrictions. The warrants issued in the private placement expired in September and October of 2008.

The 10% Notes with an outstanding principal balance of approximately $7.6 million matured in September and October 2008. On November 13, 2008, we completed the Exchange Offer in which approximately $6.6 million, or 86%, of the aggregate principal amount of the 10% Notes was tendered for New Notes and warrants.

On December 16, 2008, we issued to each of two accredited investors: (i) a promissory note with a principal amount of $25,000, which is convertible into shares of our common stock at a conversion price of $1.75 per share, accrues interest on the principal amount at a rate of 14% per annum and matures on November 13, 2010; and (ii) a five-year warrant to purchase 2,604 shares of our common stock at an exercise price of $0.75 per share. Each of the investors agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $25,000, which matured in September 2008, previously issued by us to such investor.

On January 8, 2009, we issued to each of two accredited investors: (i) a promissory note with a principal amount of $37,500, which is convertible into shares of our common stock at a conversion price of $1.75 per share, accrues interest on the principal amount at a rate of 14% per annum and matures on November 13, 2010; and (ii) a five-year warrant to purchase 3,906 shares of common stock at an exercise price of $0.95 per share. Each of the investors agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $37,500, which matured in October 2008, previously issued by us to such investor.

On February 3, 2009, we issued to an accredited investor: (i) a promissory note with a principal amount of $50,000, which is convertible into shares of our common stock at a conversion price of $1.75 per share, accrues interest on the principal amount at a rate of 14% per annum and matures on November 13, 2010; and (ii) a five-year warrant to purchase 5,208 shares of our common stock at an exercise price of $0.75 per share. The investor agreed to accept the promissory note and warrant in full repayment of the 10% convertible promissory note with an outstanding principal amount of $50,000, which matured in October 2008, previously issued by us to such investor.

Redeemable Preferred Stock

The Series C Redeemable Preferred Stock was classified as preferred shares subject to mandatory redemption in the financial statements. On September 13, 2007, we entered into a Settlement Agreement and General Release (the “Paragon Settlement Agreement”), among the Company, Paragon Systems, and Ronald G. Farrell, our Chief Executive Officer, on the one hand, and Charles Keathley, Robert Luther, John Wilson and Harold Bright, on the other hand (collectively, the “Selling Shareholders”), with respect to all of the litigation pending among the Company, Paragon Systems, Mr. Farrell and the Selling Shareholders (collectively, the “Paragon Litigation”). As a result of the Paragon Settlement Agreement, we cancelled the shares of the Series C Redeemable Preferred Stock held by the Selling Shareholders. Holders of the Series C Redeemable Preferred Stock had no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, was required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

Also, on September 13, 2007, as a result of the Paragon Settlement Agreement, the Company issued to the Selling Shareholders an aggregate of 700,000 shares of common stock and an aggregate of 100 shares of Series D Redeemable Preferred Stock, which (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes), and (b) accrue dividends of $750 per share per annum and are payable quarterly.

Future Minimum Debt Payments

The future minimum debt payments are as follows (in thousands):

2009	$20,666
2010	8,970
2011	—
2012	1,500

$31,136

10. Income Taxes

The benefit for income taxes consisted of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Current	$87	$664	$(1,406)
Deferred	3,312	2,456	3,100
(Increase)/Decrease in Valuation Allowance	(3,312)	(482)

Income tax benefit	$87	$2,638	$1,694

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carryforwards. The significant components of deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,579	$1,335
Allowance for doubtful accounts	328	—
Investment in Southeastern Paragon	277	177
Accrued expenses & other	162	108

Total deferred tax assets	$4,346	$1,620

Valuation Allowance	(3,794)	(482)

Net deferred tax assets	$552	$1,138

Deferred tax liabilities:
Depreciation and amortization	$(552)	$(1,134)
IRC cash to accrual adjustment	—	(4)

Total deferred tax liabilities	(552)	(1,138)

Net deferred income tax assets / (liabilities)	$—	$—

At December 31, 2008, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $8.1 million available to reduce future amounts of taxable income, the majority of which was created as a result of the consolidated 2007 and 2008 operations. If not utilized to offset future taxable income the current NOL will expire between 2027 and 2028. Additionally, the Company acquired through the Cornwall acquisition unused federal NOLs. Under Internal Revenue Code section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $825,000 of tax effected state NOLs. If not utilized to offset future state taxable income, the state NOLs will expire between 2020 and 2028. For 2008, management has recorded a total valuation allowance of $3.8 million against its deferred tax assets including the NOL’s.

A reconciliation of the income tax provision computed at statutory tax rates for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006
Income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.4	5.6	3.6
Goodwill impairment loss	(13.3)	—	—
Preferred stock dividends	—	(1.0)	(1.9)
Stock option compensation	(1.8)	(1.2)	(2.3)
Resolution of income tax uncertainties from prior year	—	(1.3)	(2.3)
Stock acquisition basis adjustments	—	11.4	—
Valuation Allowance	(20.7)	(7.0)	—
Non-deductible expenses and other	—	—	(0.4)

Income tax benefit	.6%	40.5%	30.7%

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the fourth quarter 2008 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of December 31, 2008, the total amount of interest and penalties accrued was approximately $184,000. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2005 to 2007 for all jurisdictions remain open to examination.

11. Lease Obligations

Operating Leases

The Company leases real property and equipment under operating leases. Lease expense was $1,211,000, $1,186,000 and $1,033,000 for 2008, 2007 and 2006, respectively.

Future Minimum Operating Lease Payments

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows (in thousands):

2009	$908
2010	525
2011	354
2012	84
2013	20

Total	$1,891

12. Preferred and Common Stock

Immediately prior to the initial public offering of our common stock on February 9, 2005, we entered into an exchange and recapitalization agreement with all of the holders of common stock, convertible preferred stock and holders of rights to acquire common stock. Pursuant to the agreement, we implemented a reverse stock split of all the outstanding shares of its common stock and stock options and exchanged common stock for all Series A and B Convertible Preferred Stock. The recapitalization was given retroactive treatment in the financial statements and related disclosures.

On September 13, 2007, as a result of the Paragon Settlement Agreement, we cancelled the shares of the Series C Redeemable Preferred Stock held by the Selling Shareholders. Holders of the Series C Redeemable Preferred Stock had no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, was required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

The Series D Preferred Stock is discussed in Note 9.

We are authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. Our common stock does not have cumulative voting rights and no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by our board of directors. We have never paid any cash dividends on common stock.

During the first quarter of 2006, we issued 20,000 shares of our common stock for services at a price of $4.45 per share. We recorded expense of approximately $89,000 related to the shares issued for services.

During the second quarter of 2006, we issued 20,000 shares of our common stock at a price of $4.55 per share to one of the former shareholders of Cornwall pursuant to an employment agreement entered into with such shareholder in connection with the acquisition of Cornwall. Also, during the second quarter of 2006, we issued 62,500 shares of our common stock upon conversion of a 10% Note with an outstanding principal amount of $300,000 and a book value of $240,000. During the first quarter of 2006, we issued 10,417 shares of our common stock upon conversion of a 10% Note with an outstanding principal amount of $50,000 and a book value of $39,300.

During 2008, we granted 125,000 shares of restricted stock valued at $2.46 per share, 80,000 shares of restricted stock valued at $0.65 per share, and 100,000 shares of restricted stock valued at $0.55 per share. These restricted shares vest evenly over a three-year period. In accordance with SFAS No. 123(R), the Company recorded approximately $77,000 of expense related to these restricted shares. This amount is included in total stock compensation expense reported in note 3, “stock-based compensation.” After recording the expense through December 31, 2008, there remains approximately $338,000 of unrecognized compensation cost related to unvested restricted stock to be recognized over the next 2.3 years.

13. Common Stock Options and Warrants

On February 8, 2005, we completed a public offering of 2,070,000 units (including the exercise of the over-allotment option) consisting of one share of common stock and one warrant to purchase common stock at $6.00. The net proceeds of the offering totaled $10,887,000.

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

In conjunction with the financing for the Cornwall acquisition, we issued warrants to purchase 1,260,365 shares of common stock exercisable at $4.80 per share, of which warrants to purchase 834,896 shares of common stock were issued to the purchasers of the 10% Notes, warrants to purchase 250,469 shares of common stock were issued to the placement agent underwriters of the 10% Notes offering and warrants to purchase 175,000 shares of common stock were issued to our Lender.

Non-qualified stock options for 97,087 shares of common stock were granted on January 1, 2002 with an exercise price of $0.12 per share. These options vested 32,362 shares each on December 31, 2004, 2003 and 2002 and expire in October 2011. During 2006, the options for 97,087 shares were exercised. As of December 31, 2007, there have been no other options granted and there have been no options forfeited.

The Incentive Plan was approved and adopted by our board of directors and shareholders on October 13, 2004, and was amended and restated by shareholder approval in November 2006 and further amended by shareholder approval in December 2008. The Incentive Plan is administered by the compensation committee of our board of directors in accordance with and subject to the provisions of the Incentive Plan. The committee has the authority to determine all provisions of incentive awards as the committee may deem necessary or desirable and as consistent with the terms of the Incentive Plan. The Incentive Plan will terminate at midnight no later than October 13, 2014, unless terminated earlier by action of our board of directors.

The Incentive Plan provides for the grants of incentive awards to eligible participants, including employees, officers, directors, consultants and independent contractors. These awards may include options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code, non-qualified options, restricted stock awards, and stock bonuses.

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

The following table summarizes employee stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2005	340,587	$3.29	—
Granted	216,500	2.99	$1.50
Exercised	(97,087)	0.12	—
Canceled or Expired	(8,300)	3.00	—

Outstanding at December 31, 2006	451,700	3.83	—
Granted	460,000	2.33	$1.15
Exercised	—	—	—
Canceled or Expired	(372,850)	3.42	—

Outstanding at December 31, 2007	538,850	2.84	—
Granted	462,500	2.41	$1.22
Exercised	—	—	—
Canceled or Expired	(128,300)	3.39	—

Outstanding at December 31, 2008	873,050	2.53	—

A summary of the status of our nonvested stock options as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2008	340,900	$2.56
Granted	220,000	2.50
Vested	(66,017)	3.18
Forfeited	(58,867)	3.21

Nonvested at December 31, 2008	436,016	2.35

As at December 31, 2008, there was approximately $143,000 of unrecognized compensation cost related to unvested stock options granted. We expect to recognize this cost over the next 1.3 years.

Options exercisable at December 31, 2008 and 2007 were 437,034 and 197,950, respectively.

The following table summarizes additional information about employee stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.65-4.27	873,050	9 years	$2.53	437,034	$2.60

The following table summarizes the warrants outstanding for the years ended December 31, 2008 and 2007.

	2008	2007	Weighted Average Exercise Price
Warrants issued and outstanding related to IPO	2,430,000	2,430,000	$6.18
Warrants issued and outstanding related to issuance of 10% Notes Payable	—	1,085,365	$4.80
Warrants issued and outstanding related to Credit Agreement	175,000	175,000	$4.80
Warrants issued and outstanding related to Amendment to Loan and Security Agreement	365,000	—	$2.41
Warrants issued and outstanding related to the Tender Offer of 14% Convertible Notes	1,177,026	—	$1.35

Total warrants outstanding	4,147,026	3,690,365

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

15. Cornwall Settlement

At the closing of our acquisition of Cornwall (see Note 2), we paid a total purchase price of $13,500,000 payable as follows: (i) payment of $12,825,000 in cash; (ii) delivery of a promissory note in principal amount of $250,000 payable to the former Cornwall shareholders (the “Cornwall Promissory Note”); and (iii) deposit of $425,000 with an escrow agent to secure the indemnification obligations of the former Cornwall shareholders under the Stock Purchase Agreement between us and the former Cornwall shareholders dated as of August 11, 2005 (the “Cornwall Purchase Agreement). After adjusting for certain working capital items, the net purchase price was $12,753,000. On January 26, 2007, we entered into a Settlement Agreement and General Release (the “Cornwall Settlement Agreement”) with David Shopay, on behalf of himself and the other former shareholders of Cornwall, in his capacity as the representative of such shareholders. Pursuant to the Cornwall Settlement Agreement (i) the parties waived and released each other from all claims and liabilities, with the exception of certain claims and liabilities specified in the Cornwall Settlement Agreement, arising from the Cornwall Purchase Agreement; (ii) the shareholder representative forgave and discharged all amounts owed by us to the former shareholders of Cornwall under the Cornwall Promissory Note; and (iii) the shareholder representative and the Company instructed the escrow agent administering the escrow fund to release $200,000 from such fund to us and the remaining balance of such fund to the former shareholders of Cornwall. We recognized a gain of $450,000 as other income on the accompanying statements of operations for the year ended December 31, 2007.

16. Contingencies

We are involved in various legal proceedings, including employee discrimination suits, from time to time in the normal course of business. In management’s opinion, we are not currently involved in any legal proceedings, individually or in the aggregate, which could have a material effect on the financial condition, results of operations or cash flows of the Company.

17. Litigation

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

On September 13, 2007, we entered into the Paragon Settlement Agreement, pursuant to which:

(i) the Company paid the Selling Shareholders an aggregate of $1,250,000;

(ii) the Selling Shareholders and the Company cancelled the shares of the Series C Redeemable Preferred Stock held by the Selling Shareholders, which shares had an aggregate redemption value of $6,000,000;

(iii) the Selling Shareholders terminated and released their security interest in the outstanding shares of capital stock of Paragon Systems;

(iv) the Company issued to the Selling Shareholders an aggregate of 700,000 shares of our common stock and an aggregate of 100 shares of Series D Redeemable Preferred Stock, which (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012 or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes) and (b) accrue dividends of $750 per share per annum, payable quarterly;

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

(vii) the Selling Shareholders, pursuant to a Voting Agreement, granted to Mr. Farrell a proxy to vote, in his sole and absolute discretion, an aggregate of 700,000 shares of common stock held by the Selling Shareholders until such time as such shares are sold by them to an unaffiliated party in accordance with the terms of the Securities Act of 1933, as amended;

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

Litigation Regarding Our Initial Public Offering

As previously disclosed, on November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with Tri-S’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. Tri-S and the other defendants each filed answers in response to the Complaint on August 13, 2008. On that same date, they also filed a joint motion to dismiss, or in the alternative, a motion for judgment on the pleadings (the “Motion to Dismiss”) and a motion for a stay of discovery (the “Motion for Stay”) pending a decision on the Motion to Dismiss. Plaintiff opposed the Motion for Stay on October 8, 2008 and the Motion to Dismiss on October 16, 2008. The Court stayed proceedings in the action until March 9, 2009 because of the parties’ on-going settlement discussions. On March 9, 2009, the parties filed a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). The Court granted preliminary approval to the Settlement Agreement on March 10, 2009 (the “Preliminary Approval Order”). The Preliminary Approval Order (i) certified on a provisional basis a class of purchasers of certain Tri-S units, common stock, and warrants and (ii) scheduled a fairness hearing for June 1, 2009. Notice of the proposed settlement will be sent to potential class members and the class administrator will administer the notice and payment process. Under the terms of the Settlement Agreement and the Preliminary Approval Order, a payment of $1,000,000 was made (on behalf of all defendants) on March 20, 2009 (the “Cash Settlement Payment”) in return for, among other things, a release and dismissal with prejudice of all claims against us and the other defendants. Our insurance carrier funded the Cash Settlement Payment. The final approval of the Settlement Agreement is subject to the satisfaction of certain conditions, including, without limitation, the entry by the Court of a final order approving the Settlement Agreement. If such final approval is not obtained, then the Settlement Agreement will become null and void.

On December 10, 2007, Tri-S filed an action in the Superior Court of Fulton County, State of Georgia, against Axis Reinsurance Company and Axis Insurance Company (collectively “Axis”) for declaratory and injunctive relief. Axis issued a Directors, Officers, and Corporate Liability Insurance Policy to Tri-S for the period from March 13, 2006 to March 13, 2007 (the “Axis Policy”). Tri-S provided notice of the Unschuld Litigation to Axis on November 8, 2006. On November 9, 2007, attorneys for Axis informed Tri-S that Axis disclaimed coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that coverage for the Unschuld Litigation is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems and that Axis is required to advance defense costs incurred in connection with the Unschuld Litigation and (ii) an order requiring Axis to advance such defense costs. On April 11, 2008, Tri-S moved to dismiss Axis Insurance Company from the action without prejudice. The Court granted the motion on April 15, 2008. Axis Reinsurance Company removed the case to the United States District Court for the Northern District of Georgia on April 16, 2008 and filed an answer in that court on April 23, 2008. The parties stipulated to a voluntary dismissal of the action without prejudice on June 11, 2008 and the case was dismissed on June 12, 2008.

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

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. Axis answered the complaint and asserted affirmative defenses on June 11, 2008. Capitol answered the complaint and asserted affirmative defenses on July 17, 2008. The parties agreed to extend McGriff’s time to answer through and including April 24, 2009.

Dispute with Miami-Dade General Services Administration

As previously disclosed, a search warrant was issued on January 17, 2008, by the Circuit Court of the eleventh judicial circuit in and for Miami-Dade County, Florida, to search the premises of Forestville Security, a subsidiary of Cornwall based in Miami, Florida, for any and all records or documents pertaining to the contract between Forestville Security and Miami-Dade General Services Administration for the period of April 1, 2005 to August 1, 2007. The search warrant states that Miami-Dade General Services Administration alleges that it has uncovered instances of fraudulent billing committed by Forestville Security in connection with the Miami-Dade General Services Administration contract. Forestville Security is fully cooperating with the authorities regarding the investigation.

We made a settlement offer of $555,000 to Miami Dade County, which is fully reserved as of December 31, 2008, and believe we have reached an agreement in principle to settle the matter. This settlement offer is subject to the approval of the Board of County Commissioners. On April 7, 2009 the settlement was approved by the Miami-Dade County Commission.

18. Segment Information

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

	Total	Cornwall	Paragon Systems/SEP	Other
2008
Revenues	$141,332	$36,974	$104,358	$—
Amortization and depreciation	2,725	1,590	620	515
Goodwill impairment	6,253	6,253	—	—
Operating (loss) income	(11,018)	(7,494)	985	(4,509)
Interest expense, net	4,966	1,257	1,311	2,398
Current assets	18,834	5,271	13,320	243
Goodwill	9,825	2,078	7,747	—
Other intangibles	2,490	1,665	28	797
Total assets	31,760	9,028	21,656	1,076

2007
Revenues	$88,943	$39,951	$48,992	$—
Amortization and depreciation	2,920	1,711	506	703
Operating loss	(6,825)	(1,267)	(1,376)	(4,182)
Interest expense, net	2,665	645	412	1,608
Current assets	15,159	6,185	8,963	11
Goodwill	16,078	8,331	7,747	—
Other intangibles	3,931	3,061	378	492
Total assets	35,644	17,773	17,315	556

2006
Revenues	$75,725	$40,875	$34,850	$—
Amortization and depreciation	2,907	1,808	424	675
Operating loss	(5,132)	(252)	(1,004)	(3,876)
Interest expense, net	3,434	582	439	2,413
Current assets	14,028	6,260	7,742	26
Goodwill	16,078	8,331	7,747	—
Other Intangibles	6,398	4,530	725	1,143
Total assets	37,101	19,494	16,367	1,240

19. Selected Quarterly Financial Data (Unaudited)

The following table sets forth, for each quarter in the last three fiscal years, selected data from our statements of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2008, as previously reported
Revenue	$26,465	$38,346	$40,697	$35,824
Gross profit	2,224	3,245	3,530	2,182
Goodwill impairment	—	—	4,040	2,213
Net loss attributable to common shareholders	(1,815)	(1,486)	(5,786)	(5,031)
Basic and diluted net loss per share attributable to common shareholders	(0.43)	(0.35)	(1.38)	(1.20)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2008, as restated
Revenue	$26,465	$38,346	$40,697	$35,824
Gross profit	1,911	2,917	3,240	1,387
Goodwill impairment	—	—	4,040	2,213
Net loss attributable to common shareholders	(2,129)	(1,815)	(6,077)	(5,827)
Basic and diluted net loss per share attributable to common shareholders	(0.51)	(0.43)	(1.45)	(1.39)

During the second quarter of 2009, the Company’s audit committee (the “Audit Committee”) of Tri-S Security Corporation (the “Company”) determined, upon advice of management, that the Company’s consolidated financial statements and related disclosures included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008 (collectively, the “Previously Issued Financial Statements”), should be restated because they contain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Accordingly, the Previously Issued Financial Statements and the earnings releases issued by the Company for the quarters ended March 31, June 30 and September 30, 2008, and for the quarter and year ended December 31, 2008 (collectively, the “Earnings Releases”), should not be relied upon. The Company has restated the Previously Issued Financial Statements to correct these errors by amending its Quarterly Reports for the quarters ended March 31, June 30, and September 30, 2008. The Audit Committee has discussed this matter with the Company’s independent registered accounting firm.

The errors in the Previously Issued Financial Statements relate to an incorrect payroll accrual for the quarters ended March 31, June 30, and September 30, 2008. As a result of this incorrect accrual, payroll expense and net loss were understated, and gross profit was overstated in the Previously Issued Financial Statements and Earnings Releases.

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

Subsequent Events

As part of our strategic review it was decided to sell our commercial subsidiary, Cornwall, in order to focus on the government business and to reduce our overall debt load. After reviewing a number of potential offers, we have a signed a non-binding Letter of Intent to sell the business subject to the execution of definitive transaction documents and the satisfaction or waiver of customary conditions. Cornwall is based in Miami, Florida and provides physical security for clients in Miami, Fort Lauderdale, and West Palm Beach, Florida. It is estimated that the sale of Cornwall will permit us to reduce our senior debt by approximately $8.0 million and save approximately $2.0 million of interest expense on a full year basis. We expect to close during the second quarter of 2009.

Tri-S Security Corporation

Schedule II—Valuation and Qualifying Accounts

		Column C—Additions
Column A—Description	Column B— Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Column D— Deductions— describe		Column E— Balance at end of period
Bad Debt Reserve (in thousands):
Year ended December 31, 2008	$701	$777	$—	$173	(1)	$1,305
Year ended December 31, 2007	$797	$488	$—	$584	(1)	$701
Year ended December 31, 2006	$1,181	$59	$—	$443	(1)	$797

(1)	Write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-S SECURITY CORPORATION

By:	/s/ RONALD G. FARRELL
Chairman of the Board and Chief Executive Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RONALD G. FARRELL	Chairman of the Board and Chief Executive Officer	April 14, 2009
Ronald G. Farrell	(Principal Executive Officer)

/s/ Nicolas V. Chater	Chief Financial Officer (Principal Financial Officer	April 14, 2009
Nicolas V. Chater	and Principal Accounting Officer)

/s/ MICHAEL F. BENNETT	Director	April 14, 2009
Michael F. Bennett

/s/ JAMES M. LOGSDON	Director	April 14, 2009
James M. Logsdon

/s/ L.K. TOOLE	Director	April 14, 2009
L.K. Toole

/s/ JAMES A. VERBRUGGE	Director	April 14, 2009
James A. Verbrugge

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Company’s initial public offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson. (The schedules to the Stock Purchase Agreement have been omitted from this Annual Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.2	Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Annual Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

2.3	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.8	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.9	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.10	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.11	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.12	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.13	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.14	Form of Warrant to purchase 150,000 shares of the Company’s common stock issued to BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.15	Form of Warrant to purchase 25,000 shares of the Company’s common stock issued to LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.16	Form of Warrant to purchase shares of the Company’s common stock issuable to BRE LLC in respect of our advance under the Company’s credit facility.	Incorporated by reference to Exhibit A to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4.17	Warrant to purchase 125,000 shares of the Company’s common stock issued to BRE LLC on September 12, 2008.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4.18	Form of 14% Convertible Promissory Note issued in connection with the Company’s exchange offer conducted November 13, 2008.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4.19	Form of Warrant issued in connection with the Company’s exchange offer conducted November 13, 2008.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4.20	Warrant to purchase 90,000 shares of the Company’s common stock issued to BRE LLC on October 7, 2008.	Filed herewith.

4.21	Form of 14% Convertible Promissory Note issued to accredited investors on December 16, 2008.	Filed herewith.

4.22	Form of warrant to purchase 2,604 shares of the Company’s common stock issued to accredited investors on December 16, 2008.	Filed herewith.

4.23	Warrant to purchase 90,000 shares of the Company’s common stock issued to BRE LLC on January 7, 2009.	Filed herewith.

4.24	Form of 14% Convertible Promissory Note issued to accredited investors on January 8, 2009.	Filed herewith.

4.25	Form of warrant to purchase 3,906 shares of the Company’s common stock issued to accredited investors on January 8, 2009.	Filed herewith.

4.26	Form of warrant to purchase 65,000 shares of the Company’s common stock issued as compensation to a registered representative on January 9, 2009, in connection with the Company’s exchange offer conducted on November 13, 2008.	Filed herewith.

4.27	Form of 14% Convertible Promissory Note issued to an accredited investor on February 3, 2009.	Filed herewith.

4.28	Form of warrant to purchase 5,208 shares of the Company’s common stock issued to an accredited investor on February 3, 2009.	Filed herewith.

4.29	Form of 14% Convertible Promissory Note issued to an accredited investor on February 25, 2009.	Filed herewith.

4.30	Form of warrant to purchase 10,417 shares of the Company’s common stock issued to an accredited investor on February 25, 2009.	Filed herewith.

10.1	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.2	Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company’s outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.3	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.4	Agreement dated December 16, 2003, among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.5	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.6	Agreement dated December 1, 2003, between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.7	Joint Venture Limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.8	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.9	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.10	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.11	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.12	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.13	Summary of Board Compensation	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.14	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.

10.15	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.16	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.17	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

10.18	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.19	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.20	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.21	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.

10.22	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

10.23	Promissory Note dated October 18, 2005 in principal amount of $250,000 made by the Company in favor of the Shareholder Representative.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.24	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.25	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.26	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.27	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.28	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.29	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.30	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.31	Amendment to Credit Agreement, dated as of December 30, 2005, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.32	Amendment to Pledge Agreement, dated as of October 19, 2005, but executed on December 30, 2005, among the Company, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.33	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.34	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.35	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.36	Letter Agreement dated April 10, 2006, between International Monitoring, Inc. and Devcon Security Services Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.37	Joint Venture Agreement dated January 17, 2006, between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.38	Purchase Agreement dated as of May 19, 2006, among the Company, Paragon Systems, Inc. and L-3 Communications Integrated Systems, LP.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006.

10.39	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.40	Guaranty of Joint Venture Executed by Paragon Systems, Inc. on June 27, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.41	Waiver, Consent and Amendment among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC dated as of June 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.42	Amendment to Employment Agreement between the Company and Ronald G. Farrell dated January 10, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

10.43	Settlement Agreement and General Release dated January 26, 2007, between the Company and David Shopay, on behalf of himself and the other former shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007.

10.44	Copy of the selected portions of the Investor Fact Sheet released on or about January 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.45	Amendment and Forbearance dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.79 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.46	Acknowledgment of Forbearance and Reaffirmation of Guaranty dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.80 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.47	Pledge Agreement dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.81 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.48	Mediation Settlement Agreement dated as of May 18, 2007, among the Company, Paragon Systems, Inc., Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007.

10.49	Employment Agreement, dated September 14, 2007, between the Company and John R. Oliver.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.50	Settlement Agreement and General Release dated September 13, 2007, among the Company, Paragon Systems Inc., Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

10.51	Voting Agreement, dated September 13, 2007, among the Company, Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.52	Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.53	Loan and Security Agreement, dated as of December 31, 2007, among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.54	Supplemental Agreement to Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.55	Employment Agreement, dated November 19, 2007, between the Company and Nicholas V. Chater. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.82 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.56	Amendment and Forbearance, dated as of March 26, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.83 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.57	Amended and Restated Supplemental Agreement and Amended and Restated Credit Agreement, among LSQ Funding Group, L.C., BRE LLC and the Company and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.58	Amendment to Amended and Restated Supplemental Agreement and Amendment to Amended and Restated Credit Agreement among LSQ Funding Group, L.C., BRE LLC, and the Company and its subsidiaries, dated September 12, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.59	Director Designation Agreement between Select Contrarian Value Partners, L.P. and the Company, dated October 16, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.60	Amendment No. 1 to Director Designation Agreement between Select Contrarian Value Partners, L.P. and the Company, dated November 5, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.61	Letter Agreement between Select Contrarian Value Partners, L.P. and the Company, dated November 5, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.62	Amendment and Forbearance, dated as of December 12, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Filed herewith.

10.63	Amended and Restated 2004 Stock Incentive Plan, as amended as of December 19, 2008.	Filed herewith.

10.64	Amendment to Employment Agreement between the Company and Ronald G. Farrell, dated December 31, 2008. Represents an executive compensation plan or arrangement.	Filed herewith.

10.65	Joint Stipulation of Settlement and Release between Hal Unschuld, individually and on behalf of the class he seeks to represent, the Company, Ronald Farrell, E. Wayne Stallings, Capital Growth Financial, LLC and Bathgate Capital Partners, LLC, filed March 9, 2009 (subject to approval by the State Court of Fulton County, State of Georgia).	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Habif, Arogeti & Wynne, LLP.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.