Form 10-K/A
period 2008-12-31
TRI-S SECURITY CORP
filed 2009-04-30
CIK 1304901

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

As of April 29, 2009, 4,203,280 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2008, of Tri-S Security Corporation (the “Company,” “we” or “us”) filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2009 (the “Original Report”). This Amendment replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K. Except for providing the disclosures required by Part III of Form 10-K, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. The Original Report, as amended by this Amendment, is referred to herein as the “Annual Report.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our bylaws provide that our board of directors shall consist of between one member and nine members. Our board of directors currently consists of five members, Ronald G. Farrell, Lee K. Toole, James M. Logsdon, Dr. James A. Verbrugge and Michael F. Bennett. If we have more than two directors, our articles of incorporation provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, approximately one-third of our board of directors will be elected each year. This classification of our board of directors may delay or prevent a change in control of the Company.

Dr. Verbrugge and Messrs. Farrell, Toole, Logsdon and Bennett serve as directors of the Company as follows: Messrs. Logsdon and Bennett each serve as a Class I Director until the 2009 annual meeting of shareholders; Dr. Verbrugge serves as a Class II Director until the 2010 annual meeting of shareholders; and Messrs. Farrell and Toole each serve as Class III Directors until the 2008 annual meeting of shareholders. Messrs. Farrell, Toole and Logsdon and Dr. Verbrugge will serve as directors until the expiration of their applicable terms and until their successors have been elected and qualified or until their earlier death, resignation or removal. Mr. Bennett will serve as a director pursuant to the terms of the Director Designation Agreement between us and Select Contrarian Value Partners, L.P. (“Select Contrarian”), dated October 16, 2008, and amended on November 5, 2008 (as amended, the “Designation Agreement”). See Item 10, “Directors, Executive Officers and Corporate Governance – Agreements to Serve,” for a further description of the Designation Agreement.

Set forth below is certain information, as of April 30, 2009, concerning each of the directors of the Company.

Name	Age	Position
Ronald G. Farrell	65	Director
James M. Logsdon	61	Director
Lee K. Toole	72	Director
James A. Verbrugge	68	Director
Michael F. Bennett	54	Director

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

Michael F. Bennett has served as a member of our board of directors, our audit committee and our compensation committee since January 2, 2009. Michael F. Bennett has served as a member of our board of directors, our audit committee and our compensation committee since January 2, 2009. Mr. Bennett currently serves as a business and financial consultant to small and medium sized companies and is involved in the management of various projects involving commercial real estate, investment in stocks and bonds, and the acquisition of distressed assets. Mr. Bennett has been engaged in these businesses since 2006, when he retired from Nationwide Capital Corporation, a finance leasing company, concluding a 24 year career in the leasing industry. During his career, which included 24 years at Nationwide Capital, Mr. Bennett served in various executive capacities, including (i) founder, President and Chief Financial Officer of Nationwide Capital; (ii) founder of Nationwide Equipment Sales, a former subsidiary of Nationwide Capital which purchased, refurbished and sold used textile equipment; and (iii) President of a joint venture between Emtex Leasing Corporation, a company started by Mr. Bennett in 1995, and Macpherson, Inc., which joint venture provided leasing services for equipment sold by Macpherson. In addition to his career in the leasing industry, in 1995 Mr. Bennett formed Southwick Capital, LLC for purposes of investing in stock, real estate and various debt instruments.

The biographical information for Mr. Farrell is set forth in Item 4.5 of Part I of this Annual Report.

Agreements to Serve

Pursuant to the Designation Agreement, we agreed, among other things, to: (i) increase the size of our board of directors from four (4) to five (5) members; (ii) elect one (1) person designated by Select Contrarian to fill the vacancy created by such increase (the “Designee”) and slate the Designee in a director class in accordance with applicable law; (iii) give Select Contrarian the right to appoint the Designee to serve on each of the committees of our board of directors; and (iv) use our reasonable efforts to cause our board of directors to continue to include the Designee thereon until the Designation Agreement terminates. The Designation Agreement will terminate at such time as: (a) we have satisfied our obligations to Select Contrarian under the 14% Convertible Promissory Note due November 13, 2010, issued to it by us upon completion of the exchange offer described in our tender offer statement on Schedule TO, initially filed with the SEC on August 20, 2008, as amended (the “Exchange Offer”); or (b) Select Contrarian no longer holds such promissory note, whichever is earlier. In accordance with the Designation Agreement, Select Contrarian designated Mr. Bennett to serve as its Designee on our board of directors and its committees.

Accordingly, on December 19, 2008, our board of directors: (i) increased the size of our board of directors from four (4) to five (5) members effective January 2, 2009, with the vacancy on our board of directors created by such increase occurring in the Class 1 Director class; and (ii) elected Mr. Bennett to fill such vacancy and serve as a Class I Director, effective January 2, 2009, and pursuant to the terms of the Designation Agreement.

In connection with his election as a Class I Director effective January 2, 2009, Mr. Bennett submitted to us a written notice pursuant to which he agrees to resign, and does in fact resign, from our board of directors effective as of the termination of the Designation Agreement.

There are no family relationships among any of our executive officers or directors. Except as otherwise disclosed in this Annual Report, no arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of our knowledge, (i) there are no material proceedings to which any director of the Company is a party, or has a material interest, adverse to the Company; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Executive Officers

Our board of directors appoints our executive officers on an annual basis to serve until their successors have been elected and qualified, subject to applicable employment agreements. See Item 11, “Executive Compensation – Employment Agreements and Post-Termination Payments,” of this Annual Report. Set forth below is certain information as of April 30, 2009, concerning each of our executive officers.

Name	Age	Position
Ronald G. Farrell	65	Chairman of the Board, President and Chief Executive Officer of the Company

Nicolas V. Chater	55	Chief Financial Officer

The biographical information for Messrs. Farrell and Chater is set forth in Item 4.5 of Part I of this Annual Report.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of the board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the audit committee are Messrs. Logsdon, Toole, Bennett and Verbrugge.

Our board of directors has determined that the audit committee’s chairperson, Dr. Verbrugge, is an “audit committee financial expert”, as such term is defined in Item 401(h) of Regulation S-K. Dr. Verbrugge meets the independence requirements of Rule 4200(a)(15) of the listing standards of The NASDAQ Stock Market LLC (the “Nasdaq”).

Pursuant to the regulations of the SEC, a person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act of 1933, as amended, as a result of being designated or identified as an audit committee financial expert pursuant to Item 401 of Regulation S-K. Furthermore, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee or the board of directors in the absence of such designation or identification. Moreover, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-K does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and all persons (“Reporting Persons”) who beneficially own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2008, and the information provided to us by Reporting Persons of the Company, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis except that Mr. Farrell did not file a Form 4 due on April 14, 2008 until April 17, 2008.

Item 11.	Executive Compensation

Summary Compensation Table

The following table and footnotes discuss the compensation paid to, earned by or accrued by our Chief Executive Officer, Chief Financial Officer and the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 (collectively, the “Named Executive Officers”) during the years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary			Bonus		Option Awards(1)			Awards Stock(1)		All Other Compensation			Total
Ronald G. Farrell, Chief Executive Officer	2008 2007	$ $	444,686 404,206	(2)	$ $	92,600 121,100	$ $	462,000 0	(3)	$ $	0 0	$ $	75,557 61,892	(4) (4)	$ $	1,074,843 587,198

Nicolas V. Chater, Chief Financial Officer	2008 2007	$ $	251,563 30,288		$ $	115,000 0	$ $	47,500 1,979	(5) (5)	$ $	5,417 0	$ $	0 0		$ $	419,480 32,267

Robert K. Mills, former Chief Financial Officer	2007		$135,569			$7,580		$10,414	(6)		$0		$10,500	(7)		$164,843

(1)

Reflects the proportionate amount of the total fair value of option awards or restricted common stock, as applicable, granted under the Company’s Amended and Restated 2004 Stock Incentive Plan, as amended (the “Incentive Plan”), that is recognized by the Company as an expense for financial statement reporting purposes for the years indicated. The fair value of the awards was determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (which we refer to in this Annual Report as “FAS No. 123R”). The assumptions used in the calculation of the grant date fair values of the awards are included in Note 3 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included elsewhere in this Annual Report.

(2)

In connection with the completion of the Exchange Offer, we amended Mr. Farrell’s employment agreement, as of December 31, 2008, as follows: (i) to reduce his annual salary by (a) 25% during the period from January 1, 2009 through June 30, 2009, and (b) 50% during the period from July 1, 2009 through June 30, 2010; and (ii) to grant Mr. Farrell (a) 100,000 shares of Common Stock on December 31, 2008, and (b) 81,406 shares of Common Stock on January 1, 2009. See Item 11, “Executive Compensation—Employment Agreements and Post-Termination Payments,” of this Annual Report for a further discussion of Mr. Farrell’s employment agreement.

(3)

On February 26, 2008, the Company granted to Mr. Farrell a ten-year option to purchase 400,000 shares of Common Stock at an exercise price of $2.50 per share, which option vests or vested as to 200,000 shares on each of February 26, 2008, and February 26, 2009. On April 29, 2009, the closing sales price of the Common Stock was $0.95 per share. Accordingly, as of such date, this option was out-of-the-money.

(4)

For each of the years ended December 31, 2008 and 2007, this includes amounts paid by the Company for: (i) health insurance premiums ($29,875 in 2008), and reimbursements for healthcare expenses not otherwise covered by insurance, for Mr. Farrell and his family; (ii) automobile allowance; (iii) spousal travel expenses; and (iv) club membership fees. For the year ended December 31, 2008, this also includes amounts paid by the Company for life insurance premiums for a policy for the benefit of Mr. Farrell’s heirs. For the year ended December 31, 2007, this also includes amounts paid by the Company for personal tax return preparation and political contributions in the name of Mr. Farrell.

(5)

On December 13, 2007, the Company granted to Mr. Chater a ten-year option to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, which option vests or vested as to 50,000 shares on each of December 13, 2008, and December 13, 2009. On April 29, 2009, the closing sales price of the Common Stock was $0.95 per share. Accordingly, as of such date, this option was out-of-the-money.

(6)

The Company granted to Mr. Mills: (i) on May 3, 2007, a ten-year option to purchase 45,000 shares of Common Stock at an exercise price of $2.70 per share, which option was scheduled to vest as to 15,000 shares on each of May 3, 2007, May 3, 2008 and May 3, 2009; (ii) on January 13, 2006, a ten-year option to purchase 100,000 shares of Common Stock at an exercise price of $4.05 per share, which option was scheduled to vest as to 33,333 shares on each of August 8, 2006 and August 8, 2007 and as to 33,334 shares on August 8, 2009; and (iii) on May 11, 2006, a ten-year option to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share, which option was scheduled to vest as to 10,000 shares on each of May 11, 2006, May 11, 2007 and May 11, 2008. Mr. Mills ceased serving as our Chief Financial Officer effective July 31, 2007, and all his options terminated on October 31, 2007, without being exercised.

(7)	This represents amounts paid by the Company for automobile allowance.

Outstanding Equity Awards At 2008 Fiscal Year-End

The table below shows outstanding equity awards held by our Named Executive Officers as of December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested
Ronald G. Farrell	200,000	(1)	200,000	(1)	$2.50	12/26/2018	100,000	(2)	$55,000
Nicolas V. Chater	50,000	(3)	50,000	(3)	$2.00	12/13/2017	50,000	(4)	$27,500

(1)	Represents an option to purchase 400,000 shares of Common Stock which vests or vested as to 200,000 shares on each of February 26, 2008, and February 26, 2009.

(2)	Represents an award of restricted Common Stock which vests in 17 equal monthly installments of 5,512 shares and a final monthly installment of 6,296 shares.

(3)	Represents an option to purchase 100,000 shares of Common Stock which vests or vested as to 50,000 shares on each of December 31, 2008, and December 13, 2009.

(4)	Represents an award of restricted Common Stock which vests as to 25,000 shares on each of May 12, 2009, and November 12, 2009.

Director Compensation

We compensate each member of our board of directors for their service on our board of directors at an annual rate of $18,000 per year plus $1,500 for each board of directors meeting and committee meeting attended by such member. We reimburse our board of director members for reasonable expenses incurred by them in attending such meetings of our board of directors and any committees of the board of directors of which they are members. Members of our board of directors are also eligible to receive stock options granted pursuant to the Incentive Plan. The following table summarizes the compensation for director fees paid to or accrued for the non-employee directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards	Total
James A. Logsdon(1)	$36,500	$2,925	$39,450
Lee K. Toole(2)	$36,500	$2,925	$39,450
James A. Verbrugge(3)	$36,500	$2,925	$39,450

(1)

On May 11, 2006, the Company granted to Mr. Logsdon a ten-year option to purchase 12,500 shares of Common Stock at an exercise price of $3.00 per share, which option vested as to 4,166 shares on each of May 11, 2006, May 11, 2007, and May 11, 2008, and which had a fair value on the date of grant determined in accordance with FAS No. 123R of $18,875. On November 8, 2007, the Company granted to Mr. Logsdon an immediately exercisable, ten-year option to purchase 5,000 shares of Common Stock at an exercise price of $2.16 per share, which option had a fair value on the date of grant determined in accordance with FAS No. 123R of $5,200. On November 12, 2008, the Company granted to Mr. Logsdon an immediately exercisable, ten-year option to purchaser 7,500 shares of Common Stock at an exercise price of $0.65 per share, which option had a fair value on the date of grant determined in accordance with FAS No. 123R of $2,925. As of December 31, 2008, Mr. Logsdon had exercisable options to purchase an aggregate of 25,000 shares of Common Stock.

(2)

On May 11, 2006, the Company granted to Mr. Toole ten-year option to purchase 12,500 shares of Common Stock at an exercise price of $3.00 per share, which option vests as to 4,166 shares on each of May 11, 2006, May 11, 2007, and May 11, 2008, and which had a fair value on the date of grant determined in accordance with FAS No. 123R of $18,875. On November 8, 2007, the Company granted to Mr. Toole an immediately exercisable, ten-year option to purchase 5,000 shares of Common

Stock at an exercise price of $2.16 per share, which option had a fair value on the date of grant determined in accordance with FAS No. 123R of $5,200. On November 12, 2008, the Company granted to Mr. Toole an immediately exercisable, ten-year option to purchase 7,500 shares of Common Stock at an exercise price of $0.65 per share, which option had a fair value on the date of grant determined in accordance with FAS No. 123R of $2,925. As of December 31, 2008, Mr. Toole had exercisable options to purchase an aggregate of 25,000 shares of Common Stock.

(3)

On May 11, 2006, the Company granted to Dr. Verbrugge a ten-year option to purchase 12,500 shares of Common Stock at an exercise price of $3.00 per share, which option vests as to 4,166 shares on each of May 11, 2006, May 11, 2007, and May 11, 2008, and which had a fair value on the date of grant determined in accordance with FAS No. 123R of $18,875. On November 8, 2007, the Company granted to Dr. Verbrugge an immediately exercisable, ten-year option to purchase 5,000 shares of Common Stock at an exercise price of $2.16 per share, which option had a fair value on the date of grant determined in accordance with FAS No. 123R of $5,200. On November 12, 2008, the Company granted to Dr. Verbrugge an immediately exercisable, ten-year option to purchaser 7,500 shares of Common Stock at an exercise price of $0.65 per share, which option had a fair value on the date of grant determined in accordance with FAS No. 123R of $2,925. As of December 31, 2008, Dr. Verbrugge had exercisable options to purchase an aggregate of 25,000 shares of Common Stock.

Employment Agreement and Post-Termination Payments

Ronald G. Farrell. Pursuant to Mr. Farrell’s employment agreement with the Company, Mr. Farrell has agreed to serve as our Chief Executive Officer and President until June 30, 2010. The employment agreement provides for: (i) payment of a specified base salary; (ii) payment of an annual incentive bonus equal to 5% of the Company’s EBITDA, as defined, for such year, provided that such bonus may not exceed 100% of Mr. Farrell’s base salary for such year; (iii) prohibitions against Mr. Farrell’s disclosure of confidential information, solicitation of our employees and participation in a business competitive with our business during his employment and for a period of one year following the termination of his employment; (iv) upon termination of Mr. Farrell’s employment by us without “cause” or by Mr. Farrell for good reason, a lump sum payment to Mr. Farrell equal to the base salary otherwise payable to Mr. Farrell for the remainder of the term of the employment agreement and continuation of all other employee benefits and payments otherwise payable to Mr. Farrell for the remainder of such term, provided, however, that all COBRA payments payable by Mr. Farrell shall be paid by the Company for at least 18 months after such termination; and (v) upon a “change of control” of the Company, a lump sum payment to Mr. Farrell equal to the value of all compensation and benefits which Mr. Farrell would have received had the employment agreement terminated two years after such change of control. Pursuant to Mr. Farrell’s employment agreement, we also provide certain other benefits and expense reimbursements to Mr. Farrell which are consistent with his position as our Chief Executive Officer. Mr. Farrell is also entitled to participate in any employee benefit plan, stock option plan and other fringe benefit plan at the discretion of our board of directors.

In connection with the Exchange Offer, on December 31, 2008, we amended Mr. Farrell’s employment agreement as of December 31, 2008, as follows: (i) to reduce his annual salary by (a) 25% during the period from January 1, 2009 through June 30, 2009 and (b) 50% during the period from July 1, 2009 through June 30, 2010; and (ii) to grant to Mr. Farrell (a) 100,000 shares of Common Stock on December 31, 2008 and (b) 81,406 shares of Common Stock on January 1, 2009 (together, the “Stock Grants”). Notwithstanding this amendment, the reduction in Mr. Farrell’s annual salary will not affect the calculation of bonus, severance or other amounts which Mr. Farrell is entitled to receive, and which are calculated with reference to Mr. Farrell’s “base salary,” under his employment agreement and such bonus, severance and other amounts will be calculated and made as if the reduction in Mr. Farrell’s annual salary had not occurred.

The Stock Grants have been made pursuant and subject to the terms and conditions of the Incentive Plan. The Stock Grants vest, collectively, in a manner such that an aggregate of 10,000 shares vests on the last day of each month during the period from January 1, 2009 through May 31, 2010, and the remaining unvested shares underlying the Stock Grants vests on June 30, 2010. Notwithstanding the foregoing, if the Company experiences a “change in control” (as defined in the Incentive Plan), or if Mr. Farrell resigns, is terminated from his position, ceases to be our Chief Executive Officer or otherwise ceases to be employed by the Company, then all shares underlying the Stock Grants which have not vested by the end of the month in which such change in control occurs, or at the time of such resignation, termination or cessation, will be forfeited.

For purposes of Mr. Farrell’s employment agreement: (i) the term “cause” means gross negligence, gross malfeasance or willful disregard for duty in the performance of Mr. Farrell’s employment agreement; provided, however, that such disregard shall not be considered willful, unless done, or omitted to be done, by him not in good faith and without reasonable belief that this action or omission was in the best interest of the Company; and (ii) the phrase “change of control” refers to the sale of the Company, removal of Mr. Farrell as Chairman of our board of directors, or one person or group gaining a majority 51% interest in the Company or a majority of the members of our board of directors.

Pursuant to Mr. Farrell’s employment agreement, the following post-termination payments would be payable to Mr. Farrell as of December 31, 2008, if a termination event occurred:

	Salary	Health and Welfare Benefits	Other
Termination due to death of the executive	$758,200	$62,634	$36,270
Termination with cause	$0	$44,812	$0
Termination without cause	$758,200	$62,634	$36,270
Termination due to change of control	$1,027,225	$84,512	$48,360

Nicolas Chater. Pursuant to Mr. Chater’s employment agreement with the Company, Mr. Chater has agreed to serve as our Chief Financial Officer until June 30, 2010. The employment agreement provides for (i) payment of a base salary at a rate of $250,000 per year, (ii) payment of an annual retention bonus equal to $25,000 per year and (iii) payment of an annual performance bonus equal to 3% of our EBITDA, as defined, for such year; provided, that (a) the annual performance bonus may not exceed 100% of the base salary for such year and (b) Mr. Chater’s 2008 performance bonus shall not be less than $90,000. The employment agreement also provides that, if Mr. Chater’s employment is terminated by us without cause or by him for good reason, then Mr. Chater shall be entitled to receive a single lump sum in an amount equal to his then-current salary and performance bonus and shall be entitled to participate in our employee benefit, retirement and compensation plans during the twelve-month period following the date of such termination. Notwithstanding the foregoing, if Mr. Chater’s employment is terminated by us without cause during the 24-month period following a change of control of the Company, then Mr. Chater will be entitled to receive a lump sum payment of his then-current performance bonus and twice his then-current base salary and shall be entitled to participate in our employee benefit, retirement and compensation plans during the 24-month period following the date of such termination.

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

Also for purposes of Mr. Chater’s employment agreement, a “change in control” shall have occurred if: (i) a majority of the directors of the Company shall be persons other than persons (a) for whose election proxies shall have been solicited by our Board of Directors, or (b) who are then serving as directors appointed by our board of directors to fill vacancies on our board of directors caused by death or resignation (but not by removal) or to fill newly-created directorships; (ii) a majority of the outstanding voting power of the Company shall have been acquired or beneficially owned by any person or group, which group does not include Mr. Chater; or (iii) there shall have occurred, subject to certain exceptions, (1) a merger or consolidation of the Company with or into another corporation (other than certain specified mergers or consolidations), (2) a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property, (3) the sale or other disposition of all or substantially all of the assets of the Company (in one transaction or a series of transactions), or (4) the liquidation or dissolution of the Company.

Pursuant to the employment agreement, the following post-termination payments would be payable to Mr. Chater as of December 31, 2008, if such termination event occurred:

	Salary(1)	Health and Welfare Benefits
Termination due to death of the executive	$90,000	$0
Termination with cause	$0	$0
Termination without cause	$354,141	$14,514
Termination due to change of control	$721,500	$29,027

(1)	Includes guaranteed bonus

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which the Common Stock is authorized for issuance as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:(1)	873,050	$2.53	821,950
Equity compensation plans not approved by security holders:(2)	635,000	$5.05	0
Total	1,508,050	$3.59	821,950

(1)

Represents options available for grant pursuant to the Incentive Plan, which was initially approved by our shareholders on October 13, 2004, amended and restated in November 2006, and further amended in December 2008.

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

(c)

On February 8, 2005, we issued to our underwriter for our initial public offering options to purchase an aggregate of 180,000 warrants, each exercisable for one share of Common Stock. The options have an exercise price of $.15 per warrant and, upon issuance, the warrants will have an exercise price of $7.20 per share. The options and warrants, if issued, expire on February 8, 2010. On July 30, 2008, we issued to one of our lenders a warrant to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share. The warrant was issued pursuant to the terms of our credit facility in exchange for a reduction in overadvance fees in respect of May and June 2008 and expires on July 30, 2012.

(d)

On September 12, 2008, we issued to one of our lenders a warrant to purchase 125,000 shares of Common Stock at an exercise price of $1.27 per share. The warrant was issued in exchange for the execution of an amendment to our credit facility and expires on September 12, 2012.

(e)

On October 7, 2008, we issued to one of our lenders a warrant to purchase 90,000 shares of Common Stock at an exercise price of $3.00 per share. The warrant was issued pursuant to the terms of our credit facility in exchange for a reduction in overadvance fees in respect of the third quarter of 2008 and expires on October 7, 2012.

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 29, 2009 by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all our executive officers and directors as a group. All beneficial ownership information reported below is based upon publicly available information and certain additional information known to us.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (2)
Ronald G. Farrell † ‡	2,090,156	(3)	36.7%
Loeb Partners Corporation	1,182,300	(4)	9.9%
Arnold Schumsky	665,900	(5)	9.9%
Kaizen Management, L.P.(6)	466,771	(7)	9.9%
Charles Keathley	391,500	(8)	8.5%
Mercantile Capital Partners I L.P.	337,800	(9)	6.9%
Nicolas V. Chater ‡	100,000	(10)	2.2%
Michael F. Bennett †	67,560	(11)	1.5%
James A. Verbrugge †	35,000	(12)	*
James A. Logsdon †	25,000	(13)	*
L. K. Toole †	25,000	(14)	*
Robert K. Mills	16,890	(15)	*
All directors and executive officers as a group (6 persons)	2,342,716	(16)	39.8%

†	Director of the Company
‡	Officer of the Company
*	Less than 1% of the issued and outstanding shares of the Common Stock.

(1)

Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 29, 2009, are treated outstanding only when determining the amount and percentage owned by such individual or group.

(2)

In accordance with regulations of the SEC, the percentage calculations are based on 4,589,706 shares of Common Stock which are issued and outstanding, or which the Company is obligated to issue, as of April 29, 2009, plus shares of Common Stock which may be acquired within 60 days of April 29, 2009, by each individual or group listed.

(3)

Includes (i) 654,576 shares of Common Stock held by R.G.F. Investments, Inc., a corporation in which Mr. Farrell is the sole shareholder, officer and director, over which shares Mr. Farrell may be deemed to have sole investment and voting power; (ii) 57,087 shares of Common Stock held by Mr. Farrell’s spouse, over which shares Mr. Farrell disclaims beneficial ownership; (iii) 700,000 shares of Common Stock over which Mr. Farrell has sole voting power, but not investment power, as a result of the Voting Agreement, dated September 13, 2007, between the Company and the former shareholders of Paragon Systems, Inc. (the “Voting Agreement”); (iv) 400,000 shares of Common Stock issuable upon exercise of an option and (v) 131,406 shares of unvested, restricted Common Stock.

(4)

Includes a 14% Convertible Promissory Note due 2010 which is convertible into 1,000,000 shares of Common Stock and a warrant which is exercisable into 182,300 shares of Common Stock. Pursuant to the terms of the note and warrant, the note may not be converted, and the warrant may not be exercised, if such conversion or exercise would result in the reporting person owning greater than 9.99% of the Common Stock.

(5)

Includes (i) a warrant which is exercisable into 257,000 shares of Common Stock; (ii) a 14% Convertible Promissory Note due 2010 which is convertible into 142,857 shares of Common Stock; and (iii) a warrant which is exercisable into 26,043 shares of Common Stock. Pursuant to the terms of the note and warrant, the note may not be converted, and the warrant may not be exercised, if such conversion or exercise would result in the reporting person owning greater than 9.99% of the Common Stock.

(6)

On November 19, 2008, a Schedule 13D/A was jointly filed by the following reporting persons: Kaizen Management, L.P.; Kaizen Capital, L.L.C.; Select Contrarian and David W. Barry. The principal business office of such reporting persons is 4200 Montrose Blvd., Suite 510, Houston, Texas 77006.

(7)

Includes a 14% Convertible Promissory Note due 2010 which is convertible into 857,143 shares of Common Stock and a warrant which is exercisable into 156,257 shares of Common Stock. Pursuant to the terms of the note and warrant, the note may not be converted, and the warrant may not be exercised, if such conversion or exercise would result in the reporting person owning greater than 9.99% of the Common Stock.

(8)

Includes 378,000 shares of Common Stock over which Mr. Keathley exercises investment power but not voting power. Pursuant to the Voting Agreement, Mr. Keathley has granted to Mr. Farrell an irrevocable proxy to vote such shares.

(9)	Includes a 14% Convertible Promissory Note due 2010 which is convertible into 285,714 shares of Common Stock and a warrant which is exercisable into 52,086 shares of Common Stock.

(10)	Includes 50,000 shares of Common Stock issuable upon exercise of an option and 25,000 shares of unvested, restricted Common Stock.

(11)

Represents 57,143 shares of Common Stock issuable upon conversion of a 14% Convertible Promissory Note due 2010 and 10,417 shares of Common Stock issuable upon exercise of a warrant, both of which are held by Southwick Capital, LLC.

(12)	Includes 25,000 shares of Common Stock issuable upon exercise of an option.

(13)	Represents 25,000 shares of Common Stock issuable upon exercise of an option.

(14)	Represents 25,000 shares of Common Stock issuable upon exercise of an option.

(15)	Represents 14,286 shares of Common Stock issuable upon conversion of a 14% Convertible Promissory Note due 2010 and 2,604 shares of Common Stock issuable upon exercise of a warrant.

(16)

Includes (i) 525,000 shares of Common Stock issuable upon exercise of an option; (ii) 700,000 shares of Common Stock over which Mr. Farrell has sole voting power but not investment power as a result of the Voting Agreement and (iii) 156,406 shares of unvested, restricted Common Stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Director Designation Agreement

Pursuant to the Designation Agreement between us and Select Contrarian, a holder of a 14% Convertible Promissory Note due 2010 issued by the Company and a beneficial owner of greater than 5% of the Common Stock, we agreed to: (i) increase the size of our board of directors from four (4) to five (5) members; (ii) elect one (1) person designated by Select Contrarian to fill the vacancy created by such increase and slate the Designee in a director class in accordance with applicable law; (iii) give Select Contrarian the right to appoint the Designee to serve on each of the committees of our board of directors; (iv) use our reasonable efforts to cause our board of directors to continue to include the Designee thereon until the Designation Agreement terminates; and (v) give Select Contrarian the right to appoint one (1) person to attend and participate in all meetings of our board of directors in a non-voting, observer capacity (the “Observer”). The Designee and the Observer are each entitled to receive the same compensation package as our directors receive for their service on our board of directors. The Designation Agreement will terminate at such time as (A) we have satisfied our obligations to Select Contrarian under the 14% Convertible Promissory Note due 2010 we issued to it upon closing of the Exchange Offer or (B) Select Contrarian no longer holds such note, whichever is earlier. In accordance with the Designation Agreement, Select Contrarian designated Mr. Bennett to serve as the Designee on our board of directors and its committees and designated Robert Mills, our former Chief Financial Officer, to serve as the Observer.

Accordingly, on December 19, 2008, our board of directors: (i) increased the size of our board of directors from four (4) to five (5) members effective January 2, 2009, with the vacancy on the our board of directors created by such increase occurring in the Class 1 Director class; and (ii) elected Mr. Bennett to fill such vacancy and serve as a Class I Director, effective January 2, 2009. In connection with his election as a Class I Director effective January 2, 2009, Mr. Bennett submitted to us a written notice pursuant to which Mr. Bennett agrees to resign, and does in fact resign, from our board of directors effective as of the termination of the Designation Agreement.

Mr. Bennett holds, through Southwick Capital, LLC, a 14% Convertible Promissory Note due 2010 issued by us in aggregate principal amount of $100,000 and a warrant to purchase 10,417 shares of Common Stock, each of which was issued pursuant to the Exchange Offer in November 2008.

Employment Agreements

A description of the employment agreements between each of the Named Executive Officers and the Company is set forth under Item 11, “Executive Compensation—Employment Agreements and Post-Termination Payments,” of this Annual Report.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and its Chief Executive Officer pursuant to which the Company will indemnify them to the fullest extent permitted by applicable law if they are involved or become involved or are threatened to be involved in any investigation, action, claim suit or proceeding, whether civil, criminal, administrative or investigative, by reason of that fact that they were or are serving as an officer or director of the Company or were or are serving at the Company’s request as an agent of any other entity.

Review, Approval or Ratification of Transactions with Related Persons

It is an unwritten policy and practice of our board of directors, which is not otherwise evidenced, that all transactions which would be required to be reported pursuant to Item 13 of Form 10-K must be reviewed and approved by the audit committee before we enter into such transaction.

Director Independence

Our board of directors has determined that four of the five members of our board of directors – Messrs. Bennett, Logsdon and Toole and Dr. Verbrugge – are “independent” as defined for purposes of the rules of the SEC and the listing standards of the Nasdaq. For a director to be considered independent, our board of directors must determine that the director does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, our board of directors considers all relevant facts and circumstances, including any transaction or relationship between the director and the Company or its subsidiaries.

Item 14.	Principal Accountant Fees and Services

On December 21, 2005, we engaged Tauber & Balser, P.C. (“Tauber”) as our independent registered public accounting firm to audit our financial statements for the years ended December 31, 2006, and December 31, 2007. The successor firm to Tauber, Habif Arogeti & Wynne, LLP, has audited our financial statements for the year ended December 31, 2008.

	Tauber & Balser, P.C.		Habif, Arogeti & Wynne, LLP
	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2008
Audit Fees	$225,086	$201,136	$0	$20,025
Audit Related Fees(1)	$13,800	$30,773	$0	$22,850
Total Fees	$238,886	$231,909	$0	$42,875

(1)	These fees relate primarily to due diligence pertaining to acquisitions, audits of employee benefit plans, and accounting consultations.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee is required to pre-approve the audit and non-audit services performed by the Company’s independent registered public accounting firm. The audit committee has adopted a policy which provides for general pre-approval of specified Audit, Audit-Related, Tax and Other Services that do not exceed enumerated dollar amounts. The policy also provides that, unless a type of service to be provided by the independent auditors has received general pre-approval, it will require specific pre-approval by the audit committee.

The audit committee has determined the Audit, Audit-Related, Tax and Other Services that are the basis for general pre-approval by the audit committee. The enumerated dollar amounts at which such general pre-approval will apply are currently under consideration by the audit committee. Until the audit committee has determined such enumerated dollar amounts, all services performed by the Company’s independent registered public accounting firm will require the specific pre-approval of the audit committee.

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

TRI-S SECURITY CORPORATION

By:	/s/ NICOLAS V. CHATER

Nicolas V. Chater
Chief Financial Officer

Date: April 30, 2009

Exhibit No.	Description	Method of Filing
1.1	Form of Underwriting Agreement entered into in connection with the Company’s initial public offering.	Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.1	Stock Purchase Agreement dated February 23, 2004, among the Company and Charles Keathley, Robert Luther, Harold Bright and John Wilson. (The schedules to the Stock Purchase Agreement have been omitted from this Annual Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

2.2	Stock Purchase Agreement dated as of August 30, 2005, among the Company and the shareholders of The Cornwall Group, Inc. (The schedules to the Stock Purchase Agreement have been omitted from this Annual Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted schedules supplementally to the Securities and Exchange Commission upon request.)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

2.3	Amendment No. 1 to Stock Purchase Agreement dated as of October 18, 2005, among the Company and the shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Form of Representative’s Option for the Purchase of Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.2	Form of Representative’s Option for the Purchase of Common Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.3	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.4	Form of Warrant Agreement.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.5	Form of Warrant Issuable to Underwriters Upon Exercise of Option.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.6	Specimen Warrant Certificate.	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.7	Specimen Unit Certificate.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

4.8	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.9	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.10	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 2, 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.11	Form of 10% Callable Convertible Promissory Note issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.12	Form of Warrant to purchase shares of the Company’s common stock issued by the Company in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.13	Form of Registration Rights Agreement entered into by the Company and the investors signatory thereto in connection with the private placement of securities conducted on September 30, 2005, October 12, 2005 and October 14, 2005.	Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.14	Form of Warrant to purchase 150,000 shares of the Company’s common stock issued to BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.15	Form of Warrant to purchase 25,000 shares of the Company’s common stock issued to LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 2, 2006.

4.16	Form of Warrant to purchase shares of the Company’s common stock issuable to BRE LLC in respect of our advance under the Company’s credit facility.	Incorporated by reference to Exhibit A to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4.17	Warrant to purchase 125,000 shares of the Company’s common stock issued to BRE LLC on September 12, 2008.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4.18	Form of 14% Convertible Promissory Note issued in connection with the Company’s exchange offer conducted November 13, 2008.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4.19	Form of Warrant issued in connection with the Company’s exchange offer conducted November 13, 2008.	Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

4.20	Warrant to purchase 90,000 shares of the Company’s common stock issued to BRE LLC on October 7, 2008.	Previously filed.

4.21	Form of 14% Convertible Promissory Note issued to accredited investors on December 16, 2008.	Previously filed.

4.22	Form of warrant to purchase 2,604 shares of the Company’s common stock issued to accredited investors on December 16, 2008.	Previously filed.

4.23	Warrant to purchase 90,000 shares of the Company’s common stock issued to BRE LLC on January 7, 2009.	Previously filed.

4.24	Form of 14% Convertible Promissory Note issued to accredited investors on January 8, 2009.	Previously filed.

4.25	Form of warrant to purchase 3,906 shares of the Company’s common stock issued to accredited investors on January 8, 2009.	Previously filed.

4.26	Form of warrant to purchase 65,000 shares of the Company’s common stock issued as compensation to a registered representative on January 9, 2009, in connection with the Company’s exchange offer conducted on November 13, 2008.	Previously filed.

4.27	Form of 14% Convertible Promissory Note issued to an accredited investor on February 3, 2009.	Previously filed.

4.28	Form of warrant to purchase 5,208 shares of the Company’s common stock issued to an accredited investor on February 3, 2009.	Previously filed.

4.29	Form of 14% Convertible Promissory Note issued to an accredited investor on February 25, 2009.	Previously filed.

4.30	Form of warrant to purchase 10,417 shares of the Company’s common stock issued to an accredited investor on February 25, 2009.	Previously filed.

10.1	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.2	Form of Exchange and Recapitalization Agreement among the Company and the holders of the Company’s outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.3	Agreement dated May 5, 2003, among Paragon Systems, Inc. and International Union of Security, Police and Fire Professionals of America.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.4	Agreement dated December 16, 2003, among Paragon Systems Inc. and International Union, Security, Police, and Fire Professionals of America.	Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.5	Agreement dated March 1, 2002, between Paragon Systems, Inc. and International Technical and Professional Employees Union, AFL-CIO.	Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.6	Agreement dated December 1, 2003, between Paragon Systems, Inc. and United Union of Security Guards.	Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.7	Joint Venture Limited Liability Company Agreement for Army Fleet Support, LLC.	Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.8	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.9	Paragon Systems, Inc. 401(k) Profit Sharing Plan, as amended.	Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.10	Amendment No. 1 to Employment Agreement between the Company and Ronald G. Farrell. Represents an executive compensation plan of agreement.	Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.11	Form of Consulting Agreement among the Company, Capital Growth Financial, LLC and Bathgate Capital Partners LLC.	Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.12	Promissory Note made by Ronald G. Farrell in favor of the Company dated December 31, 2004.	Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

10.13	Summary of Board Compensation	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.14	Factoring Agreement dated April 2005 between Paragon Systems, Inc. and LSQ Funding Group, L.L.C.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on April 26, 2005.

10.15	Office Lease Agreement between the Company and V.V. Georgia, L.P. dated June 29, 2005.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.16	Letter Agreement dated August 10, 2005 between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.17	Employment Agreement dated January 1, 2002, between the Company and Ronald G. Farrell. Represents an executive compensation arrangement or plan.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (No. 333-119737).

10.18	Employment Agreement between Paragon Systems, Inc. and Leslie Kaciban dated July 29, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005.

10.19	Form of Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.20	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-129097).

10.21	Letter Agreement between the Company and E. Wayne Stallings dated August 12, 2005.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 18, 2005.

10.22	Earnest Money Escrow Agreement dated as of August 30, 2005, among the Company, The Cornwall Group, Inc., the Shareholder Representative and Berman Renert Vogl & Mandler, P.A.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 2, 2005.

10.23	Promissory Note dated October 18, 2005 in principal amount of $250,000 made by the Company in favor of the Shareholder Representative.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.24	Credit Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.25	Factoring and Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.26	Security Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.27	Pledge Agreement dated as of October 18, 2005 among the Company, LSQ Funding Group, L.C. and BRE LLC	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.28	Guaranty Agreement dated as of October 18, 2005 among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.29	Employment Agreement between The Cornwall Group, Inc. and David H. Shopay dated October 18, 2005.	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.30	Escrow Agreement dated as of October 18, 2005 among the Company, SunTrust Bank and the Shareholder Representative.	Incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on October 24, 2005.

10.31	Amendment to Credit Agreement, dated as of December 30, 2005, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.32	Amendment to Pledge Agreement, dated as of October 19, 2005, but executed on December 30, 2005, among the Company, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 6, 2006.

10.33	Agreement between International Monitoring, Inc. and Devcon Security Services Corporation dated March 2, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006.

10.34	Amendment and Forbearance Agreement dated as of March 29, 2006 by and among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

10.35	Agreement to sell certain real property located in Fort Lauderdale, Florida.	Incorporated by reference to Exhibit 10.92 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.36	Letter Agreement dated April 10, 2006, between International Monitoring, Inc. and Devcon Security Services Corporation.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.37	Joint Venture Agreement dated January 17, 2006, between Paragon Systems, Inc. and Southeastern Protective Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.38	Purchase Agreement dated as of May 19, 2006, among the Company, Paragon Systems, Inc. and L-3 Communications Integrated Systems, LP.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006.

10.39	Summary of Board Compensation.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.40	Guaranty of Joint Venture Executed by Paragon Systems, Inc. on June 27, 2006.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.41	Waiver, Consent and Amendment among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC dated as of June 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006.

10.42	Amendment to Employment Agreement between the Company and Ronald G. Farrell dated January 10, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 11, 2007.

10.43	Settlement Agreement and General Release dated January 26, 2007, between the Company and David Shopay, on behalf of himself and the other former shareholders of The Cornwall Group, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007.

10.44	Copy of the selected portions of the Investor Fact Sheet released on or about January 24, 2007.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.45	Amendment and Forbearance dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.79 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.46	Acknowledgment of Forbearance and Reaffirmation of Guaranty dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.80 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.47	Pledge Agreement dated as of March 23, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.81 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.48	Mediation Settlement Agreement dated as of May 18, 2007, among the Company, Paragon Systems, Inc., Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007.

10.49	Employment Agreement, dated September 14, 2007, between the Company and John R. Oliver.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.50	Settlement Agreement and General Release dated September 13, 2007, among the Company, Paragon Systems Inc., Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

10.51	Voting Agreement, dated September 13, 2007, among the Company, Ronald G. Farrell, Charles Keathley, Robert Luther, Harold Bright and John Wilson.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2007.

10.52	Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.53	Loan and Security Agreement, dated as of December 31, 2007, among the Company, its subsidiaries and LSQ Funding Group, L.C.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.54	Supplemental Agreement to Amended and Restated Credit Agreement, dated as of December 31, 2007, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008.

10.55	Employment Agreement, dated November 19, 2007, between the Company and Nicholas V. Chater. Represents an executive compensation plan or arrangement.	Incorporated by reference to Exhibit 10.82 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.56	Amendment and Forbearance, dated as of March 26, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Incorporated by reference to Exhibit 10.83 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.57	Amended and Restated Supplemental Agreement and Amended and Restated Credit Agreement, among LSQ Funding Group, L.C., BRE LLC and the Company and its subsidiaries, dated July 30, 2008 and effective as of May 1, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.58	Amendment to Amended and Restated Supplemental Agreement and Amendment to Amended and Restated Credit Agreement among LSQ Funding Group, L.C., BRE LLC, and the Company and its subsidiaries, dated September 12, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.59	Director Designation Agreement between Select Contrarian Value Partners, L.P. and the Company, dated October 16, 2008.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.60	Amendment No. 1 to Director Designation Agreement between Select Contrarian Value Partners, L.P. and the Company, dated November 5, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.61	Letter Agreement between Select Contrarian Value Partners, L.P. and the Company, dated November 5, 2008.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.62	Amendment and Forbearance, dated as of December 12, 2008, among the Company, its subsidiaries, LSQ Funding Group, L.C. and BRE LLC.	Previously filed.

10.63	Amended and Restated 2004 Stock Incentive Plan, as amended as of December 19, 2008.	Previously filed.

10.64	Amendment to Employment Agreement between the Company and Ronald G. Farrell, dated December 31, 2008. Represents an executive compensation plan or arrangement.	Previously filed.

10.65	Joint Stipulation of Settlement and Release between Hal Unschuld, individually and on behalf of the class he seeks to represent, the Company, Ronald Farrell, E. Wayne Stallings, Capital Growth Financial, LLC and Bathgate Capital Partners, LLC, filed March 9, 2009 (subject to approval by the State Court of Fulton County, State of Georgia).	Previously filed.

21.1	Subsidiaries of the Company.	Previously filed.

23.1	Consent of Habif, Arogeti & Wynne, LLP.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.