Form 10-Q
period 2009-03-31
TRI-S SECURITY CORP
filed 2009-05-15
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 14, 2009: 4,203,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2009

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$—	$422
Unbilled revenues and trade accounts receivable	15,426	12,465
Prepaid expenses and other assets	775	676
Assets held for sale	7,389	9,028

Total current assets	23,590	22,591
Property and equipment, less accumulated depreciation	664	597
Goodwill	7,747	7,747
Intangibles, net
Customer contracts	—	22
Deferred loan costs	695	797
Other	—	6

Total assets	$32,696	$31,760

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$85	$—
Trade accounts payable	1,932	1,556
Other accrued expenses	476	1,315
Accrued interest expense – short term	946	534
Accrued salary and benefits	6,765	5,134
Income taxes payable	59	67
Asset-based lending facility	18,984	15,775
10% convertible notes	900	1,025
Liabilities held for sale	4,632	5,480

Total current liabilities	34,779	30,886
Other liabilities:
14% convertible notes	6,607	6,470
Term loan	2,500	2,500
Accrued interest expense – long term	259	277
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	45,645	41,633

Stockholders’ deficit:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at March 31, 2009 and December 31, 2008	4	4
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	17,705	17,562
Deficit	(30,553)	(27,334)

Total stockholders’ deficit	(12,949)	(9,873)

Total liabilities and stockholders’ deficit	$32,696	$31,760

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$29,322	$16,291
Cost of revenues
Direct labor	18,473	9,896
Indirect labor and other support costs	9,929	5,626
Amortization of customer contracts	23	67

	28,425	15,589

Gross profit	897	702

Selling, general and administrative	2,043	1,690
Amortization of intangible assets	118	163

	2,161	1,853

Operating loss	(1,264)	(1,151)

Other income (expense):
Interest expense	(1,384)	(765)
Other income	5	5

	(1,379)	(760)

Loss before income taxes	(2,643)	(1,911)
Income tax expense	2	47

Net loss from continuing operations	(2,645)	(1,958)
Loss from discontinued operations, net of tax	(574)	(171)

Net loss	$(3,219)	$(2,129)

Basic and diluted net loss per common share – continuing operations	$(0.63)	$(0.47)

Basic and diluted net loss per common share – discontinued operations	$(0.14)	$(0.04)

Basic and diluted weighted average number of common shares	4,203	4,203

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities – continuing operations:
Net loss from continuing operations	$(2,645)	$(1,958)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	231	272
Non-cash employee stock option expense	134	365
Non-cash interest expense	12	54
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(2,961)	(2,213)
Prepaid expenses and other assets	(99)	(624)
Trade accounts payable	376	85
Accrued liabilities	1,186	3,130
Income taxes payable	29	44

Net cash used by operating activities	(3,737)	(845)

Cash flow from investing activities – continuing operations:
Purchase of property and equipment	(158)	(384)

Net cash used by investing activities	(158)	(384)

Cash flow from financing activities – continuing operations:
Bank overdraft	85	—
Net proceeds from borrowing facility	3,208	1,889
Deferred financing costs	(1)	(26)

Net cash provided by financing activities	3,292	1,863

Cash flow from discontinued operations:
Net cash used by operating activities	(401)	(128)
Net cash provided by financing activities	582	(624)

Net cash provided (used) by discontinued operations	181	(752)
Net decrease in cash and cash equivalents	(422)	(118)
Cash and cash equivalents at beginning of period	422	373

Cash and cash equivalents at end of period	$—	$255

Supplemental disclosures of cash flow information:
Interest paid – continuing operations	$969	$468
Interest paid – discontinued operations	$91	$103
Income taxes paid	$10	$4
Tender of 10% convertible notes for 14% convertible notes	$116	$—
Payment of deferred financing costs through issuance of warrants	$9	$—

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1. Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “we”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to: (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”), and a joint venture in which we are a 49% partner, Southeastern Paragon (“SEP”) and (ii) commercial and state and local government customers through our subsidiary, The Cornwall Group (“Cornwall”), a Florida corporation with its principal offices located in Miami, Florida.

Tri-S was formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a large company. Tri-S has acquired and continues to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry.

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness. The Company has two reportable segments: Cornwall and Paragon Systems/SEP.

In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form SEP. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of SEP. SEP was formed to bid on certain contracts, and Paragon Systems will manage the contracts awarded to SEP. We are accounting for the joint venture in accordance with FASB Interpretation No. 46 (R) “Variable Interest Entities” because we believe that SEP is a VIE in which we are the primary beneficiary. In the first quarter of 2009, Tri-S recorded revenue from SEP of $1.5 million.

In September, 2007, Paragon Systems formed On Duty Patrol Services LLC (“ODPS”), a joint venture between Paragon Systems and On Duty Patrol Services, Inc. ODPS has been certified by the U.S. Small Business Administration (the “SBA”) as a small and disadvantaged business (an “8(a) firm”) and is therefore qualified to bid on security contracts specially designated for 8(a) firms. Paragon Systems owns 49% of ODPS. Since its formation, ODPS has not entered into any contracts.

All significant intercompany transactions have been eliminated.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The financial statements presented are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial position, results of operations and cash flows have been included. For further information, see our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) filed with the SEC. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these notes.

In the first quarter of 2009, the Company approved the sale of the Cornwall business. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), a business component that is disposed of or classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the Company, and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statements of operations and cash flows. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities held for sale in the consolidated balance sheet. SFAS No. 144 requires the reclassification of amounts presented for prior years to effect their classification as discontinued operations.

Amounts related to the discontinuance have been derived from the consolidated financial statements and accounting records of the Company using the historical basis of Cornwall’s assets and liabilities to be disposed of and historical results of operations. See note 5 for more information on discontinued operations.

3. Liquidity

The Company has historically incurred operating losses and has not yet generated sufficient levels of cash flows from operating activities to meet its scheduled debt service payments and other obligations. The Company has relied on its senior lenders, LSQ Funding Group, L.C. (“LSQ”) and BRE LLC (“BRE” and, together with LSQ, the “Lenders”), to fund operations in excess of the borrowing base formula. Our Lenders and the Company entered into a forbearance agreement dated December 12, 2008 that extends our forbearance agreement through January 1, 2010 and that allows for such funding over the Company’s borrowing base and waives certain debt covenant defaults. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable, as a result of the subjective acceleration clause or other provisions of the loan agreements, and we are unable to raise significant capital or obtain from our Lenders additional waivers or an additional forbearance agreement, then we will not be able to satisfy our obligations to our Lenders, and our Lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

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

The future success of the Company is dependent upon, among other things, our ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and generate sufficient cash flow from operations to meet current and future debt obligations. We anticipate that, with the recently awarded contracts to Paragon Systems, the board of directors having approved initiatives to reduce expenses and the sale of our Cornwall business, along with the forbearance agreement with our Lenders, our cash flows will provide sufficient operating resources through December 31, 2009.

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

In accordance with SFAS No. 123(R), the Company recorded $134,000 and $365,000 of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively, related to employee stock options, restricted stock and warrants. After recording the expense through March 31, 2009, there remained approximately $55,000 of unrecognized compensation cost related to unvested employee stock options to be recognized over the next year.

5. Discontinued Operations

In March 2009, the Company’s board of directors determined to sell the Cornwall business. Cornwall is based in Miami, Florida and provides physical security for clients in Miami, Fort Lauderdale, and West Palm Beach, Florida. The decision to sell the Cornwall business was made so that we could focus on growing our government business and reduce our overall debt load. On May 13, 2009, the Company sold substantially all of the assets (except those accounts receivable) of Cornwall and its subsidiaries for a purchase price of $3.6 million, of which $750,000 will be held in escrow to secure the continuation of certain contracts transferred as part of the sale.

Revenues and loss for the discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$5,267	$10,174

Loss from discontinued operations, net of tax	$(574)	$(171)

Assets and liabilities of the discontinued operations were as follows:

	March 31, 2009	December 31, 2008
Assets held for sale:
Cash and cash equivalents	$840	$824
Restricted cash	75	75
Unbilled revenues and trade accounts receivable, net	2,859	4,145
Prepaid expenses and other assets	201	227
Property and equipment, net	10	14
Goodwill	2,078	2,078
Intangibles, net	1,326	1,665

	$7,389	$9,028

	March 31, 2009	December 31, 2008
Liabilities held for sale:
Trade accounts payable	$201	$329
Other accrued expenses	701	743
Accrued salary and benefits	447	542
Asset based lending facility	3,283	3,866

	$4,632	$5,480

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

On September 13, 2007, as a result of the Settlement Agreement (the “Paragon Settlement Agreement”) among Tri-S, Paragon Systems and Ronald G. Farrell, our Chief Executive Officer, and the former shareholders of Paragon Systems (the “Selling Shareholders”), we cancelled the shares of the Series C Redeemable Preferred Stock held by the Selling Shareholders. Holders of the Series C Redeemable Preferred Stock had no voting rights, except that a consent of a majority of the holders of the Series C Redeemable Preferred Stock, voting separately as a class, was required to increase or decrease the number of authorized shares of Series C Redeemable Preferred Stock and except as otherwise required by applicable law. The Series C Redeemable Preferred Stock did not have any preemptive, conversion or sinking fund rights nor did it have any rights or preferences in the event of a liquidation, dissolution or winding-up of the Company.

Also, on September 13, 2007, as a result of the Paragon Settlement Agreement, the Company issued to the Selling Shareholders an aggregate of 700,000 shares of common stock and an aggregate of 100 shares of Series D Redeemable Preferred Stock, which (a) have an aggregate redemption value of $1,500,000, payable upon the earlier of September 13, 2012, or the date on which the Company sells 70% or more of its assets in one or more transactions (unless the proceeds from such sale are reinvested in the Company’s business, used to restructure debt or used for acquisitions or working capital purposes), and (b) accrue dividends of $750 per share per annum and are payable quarterly.

We are authorized to issue 25 million shares of common stock with a par value of $0.001 per share. The holders of common stock are entitled to one vote per share on all matters. Our common stock does not have cumulative voting rights and has no conversion rights. Each share of common stock has an equal and ratable right to receive dividends to be paid from assets legally available when and if declared by our board of directors. We have never paid any cash dividends on common stock.

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

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% (but not less than 11%) and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5% (but not less than 12%). In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of .7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. The Loan and Security Agreement includes a subjective acceleration clause and expires on October 31, 2010.

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

The outstanding balance under the Amended and Restated Credit Agreement as of March 31, 2009, is approximately $25.7 million. Additionally, from time to time during 2008 and 2009, we have borrowed more than the maximum amount allowable under the availability formula under the Amended and Restated Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

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

Convertible Notes

During September and October 2005, we issued in a private placement transaction the 10% notes with an aggregate principal amount of $8,015,000 and warrants to purchase 834,896 shares of common stock for a total purchase price of $8,015,000. The 10% Notes and warrants were issued in four closings between September 2, 2005 and October 14, 2005. The face value of the 10% Notes was $8,015,000 upon issuance. Interest is payable monthly on the face value of the 10% Notes at a rate of 10% per annum. The gross proceeds from the offering of 10% Notes and warrants was allocated to the 10% Notes and warrants in accordance with Emerging Issue Tax Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). In accordance with EITF 98-5, $6,107,000 of the gross proceeds was allocated to the 10% Notes and $1,908,000 was allocated to additional paid in capital related to the warrants and the beneficial conversion feature. The conversion of the 10% Notes was restricted at the issue date because of the need for a shareholder vote to approve the contingently issuable shares as well as certain other restrictions. In February 2006, the shareholders approved the shares issuable upon conversion of the 10% Notes. Accordingly, approximately $1.1 million of the in-the-money beneficial conversion feature was recorded to increase the book value of the 10% Notes. Of the $1.1 million of in-the-money beneficial conversion feature, approximately $700,000 was recorded as interest expense during the second quarter 2006 and approximately $426,000 was recorded as a reduction to additional paid in capital because of additional conversion restrictions associated with a certain portion of the 10% Notes. During the third quarter 2007, the 10% Notes subject to conversion restrictions became convertible. Accordingly, approximately $426,000 was recorded as interest expense and as an increase to paid in capital. The remaining discount on the 10% Notes relative to face value was amortized to interest expense over the remaining life of the 10% Notes.

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

8. Income Taxes

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended March 31, 2009 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of March 31, 2009, the total amount of interest and penalties accrued was $185,965. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file federal income tax returns, as well as multiple state and local tax returns. The tax years of 2006 to 2008 for all jurisdictions remain open to examination.

At March 31, 2009, the Company had cumulative gross federal income tax net operating loss (“NOL”) carryforwards of approximately $10.6 million available to reduce future amounts of taxable income, as a result of taxable losses form operations from 2007 to current. If not utilized to offset future taxable income the current NOL will expire between 2027 and 2029. Additionally, the Company acquired through the Cornwall acquisition unused federal NOLs. Under Internal Revenue Code section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $945,000 of tax effected state NOLs. If not utilized to offset future state taxable income, the state NOLs will expire between 2020 and 2029. For the quarter ended March 31, 2009, management has recorded a total valuation allowance of $1.1 million against its deferred tax assets including the NOL’s.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of March 31, 2009, management recorded a total valuation allowance of approximately $4.9 against its deferred tax assets including the NOL’s.

For the three months ended March 31, 2009 and 2008, the Company’s effective tax rate was 0.0% and 2.1%, respectively. For the three months ended March 31, 2009, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the recording of an additional allowance of $1.1 against the deferred tax asset.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three months ended March 31, 2009 and 2008, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

11. Sales to Major Customers

During the three months ended March 31, 2009 and 2008, respectively, 84.8%, and 61.5% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. At March 31, 2009, two customers individually accounted for at least 10% of total revenue: the Department of Homeland Security—Southern California ($7.6 million or 22% of revenue) and the Social Security Administration ($5.4 million or 15.5% of revenue). At March 31, 2009 and 2008, approximately 84.4% and 85.5% of accounts receivable were due from various Federal government agencies, respectively.

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

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2009
Revenues	$29,322	$—	$29,322	$—
Amortization and depreciation	231	—	117	114
Operating loss	(1,264)	—	(156)	(1,108)
Interest expense, net	1,384	—	350	1,034
Loss from discontinued operations, net of tax	(574)	(574)	—	—
Current assets	23,590	7,389	16,110	91
Goodwill	7,747	—	7,747	—
Other intangibles	695	—	—	695
Total assets	32,696	7,389	24,488	819

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Other
For the three months ended March 31, 2008
Revenues	$16,291	$—	$16,291	$—
Amortization and depreciation	270	—	129	141
Operating loss	(1,151)	—	87	(1,238)
Interest expense, net	765	—	122	643
Loss from discontinued segment, net of tax	(171)	(171)	—	—
Current assets	29,066	17,373	11,669	24
Goodwill	7,747	—	7,747	—
Other intangibles	667	—	287	380
Total assets	38,101	17,373	20,276	452

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations - Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Revenue increased $13.0 million to $29.3 million, or 80.0%, for the three months ended March 31, 2009, as compared to revenue of $16.3 million for the three months ended March 31, 2008. The increase in revenue is primarily due to five new federal government contracts obtained by Paragon Systems, net of four contract expirations.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.0% of revenue in 2009 and 60.7% of revenue in 2008. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 33.9% of revenue in 2009 and 34.5% of revenue in 2008.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue, as a percentage of revenue, was 96.9% in 2009 and 95.7% in 2008.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 7.0% in 2009 and 10.4% in 2008. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $353,000 to $2.0 million, or 20.9%, for the three months ended March 31, 2009, as compared to $1.7 million for the three months ended March 31, 2008. This increase is primarily due to higher bank fees associated with higher revenue, and increased personnel costs to support the growth in business.

Interest Expense, Net. Interest expense relates to the interest incurred on our Loan and Security Agreement, the 2007 Term Loan and the interest expense incurred on our 10% and 14% convertible promissory notes. Interest expense increased $619,000, or 80.9%, to $1.4 million for the three months ended March 31, 2009, as compared to interest expense of $765,000 for the three months ended March 31, 2008. The increase is primarily due to higher outstanding balances on our Loan and Security Agreement in 2009.

Income Tax Expense (Benefit). The loss before income taxes for the three months ended March 31, 2009, resulted in tax expense of $2,000. The loss before income taxes for the three months ended March 31, 2008, resulted in tax expense of $47,000.

Liquidity and Capital Resources

As of March 31, 2009, we had a zero cash balance. For the three months ended March 31, 2009, cash used by operating activities was $3.7 million primarily due to the net loss from continuing operations of $2.6 million, which included depreciation and amortization of $231,000, and the increase of unbilled revenues and trade accounts receivable of $2.9 million, partially offset by the increase in accrued liabilities of $1.2 million. Cash provided by financing activities was $3.2 million primarily due to the proceeds from our asset-based lending facility.

The outstanding balance under the Amended and Restated Credit Agreement as of March 31, 2009, is approximately $25.7 million, which includes $3.3 million attributable to discontinued operations. Additionally, from time to time during 2008 and 2009, we have borrowed more than the maximum amount allowable under the availability formula under the Amended and Restated Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

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

In connection with preparing Form 10Q/A for the quarter ended March 31, 2008, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were ineffective due to the material weakness that we identified in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related expense accounts with respect to payroll. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end with respect to payroll were not followed. A further discussion of this material weakness is set forth under Item 9(a), “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our Chief Executive Officer and Chief Financial Officer again have evaluated our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. Axis answered the complaint and asserted affirmative defenses on June 11, 2008. Capitol answered the complaint and asserted affirmative defenses on July 17, 2008. The parties agreed to extend McGriff’s time to answer through and including June 8, 2009. The case is currently scheduled to go to trial on June 9, 2009.

Litigation Concerning 10% Notes

On April 28, 2009, an action was filed against the Company by Mark Machi in the Superior Court of Fulton County, State of Georgia, for damages and attorneys’ fees. The complaint alleges that the Company issued a 10% Note to the plaintiff in the principal amount of $50,000 and that such note has matured. The complaint further alleges that the Company is indebted to the defendant for the principal amount of the 10% Note, plus interest. The plaintiff seeks as damages $50,000, plus interest, as well as attorneys’ fees and the expenses of litigation.

On May 1, 2009, an a action was filed against the Company by Vincent Carbone, Clara Sola, Luis Baumeiser, Mercedes Cubillan, and Denton Business, Inc. in the Superior Court of Fulton County, State of Georgia. The complaint alleges that the Company issued a 10% Note in favor of each of the plaintiffs and that each of such notes has matured. The complaint further alleges that the Company has failed to pay the principal amount due under each of the 10% Notes, plus accrued interest. The plaintiffs seek a total of $500,000, the alleged aggregate principal value of all of the 10% Notes, plus interest, as well as attorneys’ fees and the costs of court.

Item 5.	Other Information.

On May 13, 2009, Cornwall and certain of its subsidiaries (collectively, “Sellers”), and the Company entered into that certain Asset Purchase Agreement (the “Purchase Agreement”) with U.S. Security Associates, Inc. (“Buyer”), pursuant to which Sellers sold to Buyer (the “Cornwall Sale”) substantially all of the assets (except for accounts receivable) used by Sellers in connection with their business of providing guard, patrol and security services (the “Business”), for a purchase price of approximately $3.6 million (the “Purchase Price”). In connection with the Cornwall Sale, on May 13, 2009: (i) the Company, Paragon Systems, Sellers and certain affiliates of the Company (collectively, the “Parties”) entered into a Non-Compete Agreement with Buyer, pursuant to which the Parties agreed, for a period of five years after closing of the Cornwall Sale, not to engage, directly or indirectly, in the Business within a 200 mile radius of Miami, Florida (the “Territory”), not to solicit employees or actual or prospective customers of Sellers, and not to disclose confidential information about the Business, subject to certain exceptions, including, without limitation, that Paragon Systems may pursue the Business with respect to federal government contracts in the Territory; and (ii) Sellers, Buyer and SunTrust Bank entered into an Escrow Agreement, pursuant to which $750,000 of the Purchase Price is being held in escrow to secure the continuation of certain contracts transferred as part of the Cornwall Sale until 90 days thereafter. In order to effect the transactions contemplated by the Purchase Agreement, Sellers and Buyer also entered into certain conveyance documents which are filed as exhibits to this Quarterly Report.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: May 15, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated May 13, 2009, among the Company, The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc. (The Schedules to the Asset Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted Schedules supplementally to the SEC upon request.)	Filed herewith.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Warrant to purchase 90,000 shares of the Company’s common stock issued to BRE LLC on January 7, 2009.	Incorporated by reference to Exhibit 4.23 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.2	Form of 14% Convertible Promissory Note issued to accredited investors on January 8, 2009.	Incorporated by reference to Exhibit 4.24 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.3	Form of warrant to purchase 3,906 shares of the Company’s common stock issued to accredited investors on January 8, 2009.	Incorporated by reference to Exhibit 4.25 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.4	Form of warrant to purchase 65,000 shares of the Company’s common stock issued as compensation to a registered representative on January 9, 2009, in connection with the Company’s exchange offer conducted on November 13, 2008.	Incorporated by reference to Exhibit 4.26 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.5	Form of 14% Convertible Promissory Note issued to an accredited investor on February 3, 2009.	Incorporated by reference to Exhibit 4.27 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.6	Form of warrant to purchase 5,208 shares of the Company’s common stock issued to an accredited investor on February 3, 2009.	Incorporated by reference to Exhibit 4.28 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.7	Form of 14% Convertible Promissory Note issued to an accredited investor on February 25, 2009.	Incorporated by reference to Exhibit 4.29 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.8	Form of warrant to purchase 10,417 shares of the Company’s common stock issued to an accredited investor on February 25, 2009.	Incorporated by reference to Exhibit 4.30 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

10.1	Joint Stipulation of Settlement and Release between Hal Unschuld, individually and on behalf of the class he seeks to represent, the Company, Ronald Farrell, E. Wayne Stallings, Capital Growth Financial, LLC and Bathgate Capital Partners, LLC, filed March 9, 2009 (approved March 10, 2009 by the State Court of Fulton County, State of Georgia. A fairness hearing is scheduled for June 1, 2009).	Incorporated by reference to Exhibit 10.65 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

10.2	Escrow Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, U.S. Security Associates, Inc. and SunTrust Bank.	Filed herewith.

10.3	Non-Compete Agreement, dated May 13, 2009, among the Company, The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Filed herewith.

10.4	Assignment and Assumption Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Filed herewith.

10.5	Bill of Sale, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-1