Form 10-Q
period 2009-06-30
TRI-S SECURITY CORP
filed 2009-08-14
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 5, 2009: 4,203,280.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

JUNE 30, 2009

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$—	$1,246
Restricted cash	75	75
Unbilled revenues and trade accounts receivable	18,969	16,610
Escrow funds – sale of Cornwall	629	—
Prepaid expenses and other assets	1,114	903

Total current assets	20,787	18,834
Property and equipment, less accumulated depreciation	572	611
Goodwill	7,747	9,825
Intangibles, net
Customer contracts	—	1,028
Deferred loan costs	583	797
Other	—	665

Total assets	$29,689	$31,760

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$56	$—
Trade accounts payable	2,658	1,885
Other accrued expenses	1,250	2,058
Accrued interest expense – short term	1,379	534
Accrued salary and benefits	5,126	5,676
Income taxes payable	53	67
Asset-based lending facility	22,453	19,641
10% convertible notes	900	1,025

Total current liabilities	33,875	30,886
Other liabilities:
14% convertible notes	6,629	6,470
Term loan	2,500	2,500
Accrued interest expense – long term	240	277
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	44,744	41,633

Stockholders’ deficit:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at June 30, 2009 and December 31, 2008	4	4
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	17,784	17,562
Deficit	(32,738)	(27,334)

Total stockholders’ deficit	(15,055)	(9,873)

Total liabilities and stockholders’ deficit	$29,689	$31,760

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$33,698	$28,168	$63,020	$44,459
Cost of revenues
Direct labor	21,246	17,630	39,719	27,526
Indirect labor and other support costs	10,528	8,893	20,457	14,519
Amortization of customer contracts	—	66	23	133

	31,774	26,589	60,199	42,178

Gross profit	1,924	1,579	2,821	2,281

Selling, general and administrative	2,013	1,596	4,056	3,286
Amortization of intangible assets	112	157	230	320

	2,125	1,753	4,286	3,606

Operating income (loss)	(201)	(174)	(1,465)	(1,325)

Other income (expense):
Interest expense	(1,476)	(1,299)	(2,860)	(2,064)
Other income	7	—	12	5

	(1,469)	(1,299)	(2,848)	(2,059)

Loss before income taxes	(1,670)	(1,473)	(4,313)	(3,384)
Income tax expense (benefit)	—	(55)	2	(8)

Net loss from continuing operations	(1,670)	(1,418)	(4,315)	(3,376)
Loss from discontinued operations, net of tax	(515)	(397)	(1,089)	(568)

Net loss	$(2,185)	$(1,815)	$(5,404)	$(3,944)

Basic and diluted net loss per common share – continuing operations	$(0.40)	$(0.34)	$(1.03)	$(0.80)

Basic and diluted net loss per common share – discontinued operations	$(0.12)	$(0.09)	$(0.26)	$(0.14)

Basic and diluted weighted average number of common shares	4,203	4,203	4,203	4,203

See accompanying notes to financial statements.

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(5,404)	$(3,944)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of discontinued operations	54	—
Bad debt expense	(7)	293
Depreciation and amortization	838	1,362
Non-cash employee stock-based compensation expense	213	463
Non-cash interest expense	43	111
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable, net	(2,352)	(14,174)
Prepaid expenses and other assets	(225)	(984)
Trade accounts payable	773	(789)
Accrued liabilities	(550)	3,312
Income taxes payable	(14)	(402)

Net cash used by operating activities	(6,631)	(14,752)

Cash flow from investing activities:
Restricted cash	—	273
Purchase of property and equipment	(218)	(552)

Net cash used by investing activities	(218)	(279)

Cash flow from financing activities:
Bank overdraft	56	—
Net proceeds from borrowing facility	5,557	15,128
Deferred financing costs	(1)	(26)
Issuance of convertible notes	(9)	—

Net cash provided by financing activities	5,603	15,102

Net increase (decrease) in cash and cash equivalents	(1,246)	71
Cash and cash equivalents at beginning of period	1,246	465

Cash and cash equivalents at end of period	$—	$536

Supplemental disclosures of cash flow information:
Interest paid – continuing operations	$2,107	$1,990
Income taxes paid	$16	$394
Tender of 10% convertible notes for 14% convertible notes	$116	$—
Payment of deferred financing costs through issuance of warrants	$9	$—

See accompanying notes to financial statements.

TRI-S SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

1. Organization

Tri-S Security Corporation, a Georgia corporation (“Tri-S”, the “Company” or “we”), was incorporated in October 2001 under the name “Diversified Security Corporation.” We changed our name to “Tri-S Security Corporation” on August 16, 2004. We provide contract guard services to: (i) various Federal government agencies through our subsidiary, Paragon Systems, Inc., an Alabama corporation with its principal office located in Washington, DC (“Paragon Systems”), and a joint venture in which we are a 49% partner, Southeastern Paragon (“SEP”) and (ii) commercial and state and local government customers through our subsidiary, Florida Business I, Inc., formerly known as The Cornwall Group, a Florida corporation (“Cornwall”). The Company sold substantially all of the operating assets (except accounts receivable) of Cornwall and its subsidiaries on May 13, 2009.

Tri-S was formed for the purpose of acquiring and consolidating electronic and physical security companies in order to take advantage of the operating efficiencies created by a large company. Tri-S has acquired and continues to pursue acquisition opportunities in the contract guard services and system integration services segments of the security industry.

We provide cost-effective solutions to ensure the safety and security of the assets and personnel of our customers and to continually improve the protection we provide for their personnel, programs, resources and facilities. Our goal is to provide demonstrably superior contract guard services with the highest degree of integrity and responsiveness. In January 2006, Paragon Systems entered into a Joint Venture Agreement with Southeastern Protective Services, Inc. (“Southeastern Protective Services”) to form SEP. Paragon Systems owns 49% and Southeastern Protective Services owns 51% of SEP. SEP was formed to bid on certain contracts, and Paragon Systems will manage the contracts awarded to SEP. We are accounting for the joint venture in accordance with FASB Interpretation No. 46 (R) “Variable Interest Entities” because we believe that SEP is a VIE in which we are the primary beneficiary. In the first six months of 2009, Tri-S recorded revenue from SEP of $3.1 million.

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

In the second quarter of 2009, the Company sold substantially all of the operating assets (except accounts receivable) of Cornwall and its subsidiaries. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), a business component that is disposed of or classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the Company, and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations have been aggregated and presented separately in the consolidated statements of operations.

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

The future success of the Company is dependent upon, among other things, our ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and generate sufficient cash flow from operations to meet current and future debt obligations. We anticipate that, with the recently awarded contracts to Paragon Systems, the board of directors approved initiatives to reduce expenses and the sale of our Cornwall business, along with the forbearance agreement with our Lenders, our cash flows will provide sufficient operating resources through December 31, 2009.

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

In accordance with SFAS No. 123(R), the Company recorded $213,000 and $463,000 of stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively, related to employee stock options, restricted stock and warrants. After recording the expense through June 30, 2009, there remained approximately $282,000 of unrecognized compensation cost related to unvested employee stock options and restricted stock to be recognized over the next 1.8 years.

5. Sale of Cornwall

On May 13, 2009, the Company sold substantially all of the operating assets (except accounts receivable) of Cornwall and its subsidiaries for a purchase price of $3.6 million, of which $629,000 is being held in escrow as of June 30, 2009 to secure the continuation of certain contracts transferred as part of the sale. The decision to sell the Cornwall business was made so we could focus on growing our government business and reduce our overall debt load.

Revenues and loss from the discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operations:
Revenues	$2,182	$10,178	$7,449	$20,352

Operating loss from discontinued operations, net of tax	$(461)	$(397)	$(1,035)	$(568)

Loss on disposal, net of tax	(54)	—	(54)	—

Loss from discontinued operations, net of tax	$(515)	$(397)	$(1,089)	$(568)

Sold assets related to discontinued operations were as follows:

Prepaid expenses and other assets	$14
Property and equipment, net	10
Goodwill	2,078
Intangibles, net	1,327

$3,429

Fees associated with the sale of Cornwall amount to $0.2m.

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

On December 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with our Lenders, which amends and restates the Original Credit Agreement. The Amended and Restated Credit Agreement amends and restates the Original Credit Agreement to provide us with a revolving, asset-based lending facility with up to $25.0 million of borrowing availability, replacing our pre-existing factoring facility with up to $12.0 million of borrowing availability under the Original Credit Agreement. In connection with entering into the Amended and Restated Credit Agreement, we also entered into (i) a Loan and Security Agreement with LSQ, as may be amended from time to time (the “Loan and Security Agreement”), and (ii) a Supplemental Agreement to Amended and Restated Credit Agreement with our Lenders (the “Credit Agreement Supplement” and, collectively, with the Amended and Restated Credit Agreement, the Loan and Security Agreement and all other agreements we have with our Lenders, the “Loan Documents”).

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

Under the Credit Agreement Supplement, anytime the 2007 Term Loan is outstanding and so long as unbilled accounts receivable are included in the borrowing base for purposes of making Advances, we must pay a monthly fee to our Lenders equal to 2.25% of the highest daily overadvance amount (which is the highest daily amount in any given month calculated as the outstanding 2007 Term Loan plus all outstanding Advances less the borrowing base) less (ii) $60,000 or such lesser amount as will reduce the overadvance fee to zero. In addition, the Credit Agreement Supplement requires that we issue to our Lenders a four-year warrant to purchase 30,000 shares of common stock, at an exercise price of $3.00 per share, for each month in which an overadvance under the Loan and Security Agreement exists. In no event shall such warrants issued to Lenders under the Credit Agreement Supplement be exercisable in the aggregate for greater than 420,000 shares of common stock. As of June 30, 2009, the Company has issued 420,000 warrants to our Lender.

All of our obligations under the Loan Documents are secured by a first priority security interest in all of our assets and a pledge of all of the equity interests in our subsidiaries.

The outstanding balance under the Loan Documents as of June 30, 2009, is approximately $26.3 million. Additionally, from time to time during 2008 and 2009, we have borrowed more than the maximum amount allowable under the availability formula under the Loan and Security Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, we were not in compliance with the Loan Documents and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into an Amendment and Forbearance Agreement, as amended from time to time (the “Forbearance Agreement”), with our Lenders. Pursuant to the Forbearance Agreement, our Lenders waived certain specified defaults under the Loan Documents and agreed to forebear from exercising all remedies available to them in connection with such existing defaults until the earlier of (i) a potential equity or subordinated debt offering by us or (ii) January 1, 2009. On December 12, 2008, the Forbearance Agreement was amended to extend the end of the forbearance period from January 1, 2009 to January 1, 2010.

If an event of default under the Loan Documents or any agreement we have with our Lenders occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable and we are unable to raise significant capital or obtain from our Lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our Lenders, our Lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

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

8. Income Taxes

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in the recognition of $32,104 of penalties which was recorded as an adjustment to the January 1, 2007 retained earnings. No adjustments were made in the quarter ended June 30, 2009 to the balance of unrecognized tax benefits and no material change is expected in the next twelve months. In addition, the following information required by FIN 48 is provided:

•

As noted above, as of January 1, 2007, we have accrued penalties in the amount of $32,104 related to uncertain tax positions. As of June 30, 2009, the total amount of interest and penalties accrued was $187,787. Accrued interest on tax deficiencies and tax penalties are recorded as a component of income tax expense.

•	The recognition of unrecognized tax benefits will not impact the Company’s effective tax rate.

•	The Company and its subsidiaries file Federal income tax returns, as well as multiple state and local tax returns. The tax years of 2006 to 2008 for all jurisdictions remain open to examination.

At June 30, 2009, the Company had cumulative gross Federal income tax net operating loss (“NOL”) carryforwards of approximately $19.2 million available to reduce future amounts of taxable income, as a result of taxable losses form operations from 2007 to current and the sale of the Cornwall Group assets and subsequent worthless stock deduction. If not utilized to offset future taxable income the current NOL will expire between 2027 and 2029. Additionally, the Company acquired through its acquisition of Cornwall unused Federal NOLs. Under Internal Revenue Code section 382, there is an annual limitation on the use of the NOLs acquired from Cornwall. If not utilized to offset future taxable income, the cumulative NOL amount will expire from 2020 through 2025. The Company also had approximately $1.3 million of tax effected state NOLs. If not utilized to offset future state taxable income, the state NOLs will expire between 2020 and 2029. For the quarter ended June 30, 2009, management has recorded a total valuation allowance of $3.3 million against its deferred tax assets including the NOL’s.

An assessment is made at the end of each reporting period of the likelihood that the recorded net deferred tax asset will be realized. The net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the new deferred tax asset will not be realized within a relatively short period, generally no more than three years. As of June 30, 2009, management recorded a total valuation allowance of approximately $8.3 million against its deferred tax assets including the NOL’s.

For both of the three months ended June 30, 2009 and 2008, the Company’s effective tax rate was 0.0%. For the three months ended June 30, 2009, the principal cause of the difference between the effective rate and the U.S. statutory rate of 34% was the recording of an additional allowance of $3.3 million against the deferred tax asset offsetting its income tax from operations and the additional loss as a result of the worthless stock deduction resulting from the Cornwall Group asset sale.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. For the three and six months ended June 30, 2009 and 2008, the effect of our warrants and stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

11. Sales to Major Customers

During the six months ended June 30, 2009 and 2008, respectively, 89%, and 69% of the Company’s revenue was earned under contracts with various Federal government agencies through its Paragon Systems/SEP subsidiary. At June 30, 2009, three customers individually accounted for at least 10% of total revenue: the Department of Homeland Security—Southern California ($15.2 million or 22% of revenue), the Social Security Administration ($11.3 million or 16% of revenue) and Department of Homeland Security – Georgia ($7.0 million or 10% of revenue). At June 30, 2009 and 2008, approximately 94% and 79% of accounts receivable were due from various Federal government agencies, respectively.

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

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2009
Revenues	$63,020	$—	$63,020	$—
Amortization and depreciation	496	—	265	231
Operating income (loss)	(1,465)	—	670	(2,135)
Interest expense, net	2,860	—	724	2,136
Loss from discontinued operations, net of tax	(1,089)	(1,089)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2008
Revenues	$44,459	$—	$44,459	$—
Amortization and depreciation	552	—	269	283
Operating loss	(1,325)	—	799	(2,124)
Interest expense, net	2,064	—	458	1,606
Loss from discontinued segment, net of tax	(568)	(568)	—	—
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2009
Revenues	$33,698	$—	$33,698	$—
Amortization and depreciation	265	—	148	117
Operating income (loss)	(201)	—	826	(1,027)
Interest expense, net	1,476	—	374	1,102
Loss from discontinued operations, net of tax	(515)	(515)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2008
Revenues	$28,168	$—	$28,168	$—
Amortization and depreciation	282	—	140	142
Operating loss	(174)	—	712	(886)
Interest expense, net	1,299	—	336	963
Loss from discontinued segment, net of tax	(397)	(397)	—	—
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We provide contract guard services to government customers. These guard services include providing uniformed and armed guards for access control, personnel protection, plant security, theft prevention, surveillance, vehicular and foot patrol, crowd control and prevention of sabotage, terrorist and criminal activities. In connection with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising security guards deployed to the customers we serve as well as paying all guards and providing them with uniforms, employee benefits and workers’ compensation insurance. We are responsible for preventing the interruption of guard services as a consequence of illness, vacations or resignations.

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

Contracts with Federal government agencies may be subject to cessation of funding. Cessation of funding may result in amounts billed and recorded as revenue as being uncollectible. We work with the appropriate government agency to resolve funding issues. When funding issues become known, we make estimates and judgments about the extent of potential losses and adjust revenues accordingly. Amounts estimated could differ from amounts ultimately collected and these amounts could be material. During 2009 and 2008, none of our contracts have been subject to cessation of funding.

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

Results of Operations—Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Revenue increased $5.5 million to $33.7 million, or 19.5%, for the three months ended June 30, 2009, as compared to revenue of $28.2 million for the three months ended June 30, 2008. The increase in revenue is primarily due to seven new Federal government contracts obtained by Paragon Systems, net of four contract expirations.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.0% of revenue in 2009 and 62.6% of revenue in 2008. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 31.2% of revenue in 2009 and 31.6% of revenue in 2008.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue, as a percentage of revenue, was 94.2% in 2009 and 94.4% in 2008.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 6.0% in 2009 and 5.7% in 2008. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $417,000 to $2.0 million, or 26.0%, for the three months ended June 30, 2009, as compared to $1.6 million for the three months ended June 30, 2008. This increase is primarily due to higher bank fees associated with higher revenue, and increased personnel costs to support the growth in business.

Interest Expense, Net. Interest expense relates to the interest incurred on our Loan and Security Agreement, the 2007 Term Loan and the interest expense incurred on our 10% Notes and New Notes. Interest expense increased $177,000, or 13.6%, to $1.5 million for the three months ended June 30, 2009, as compared to interest expense of $1.3 million for the three months ended June 30, 2008. The increase is primarily due to higher outstanding balances on our Loan and Security Agreement in 2009.

Income Tax Expense (Benefit). The loss before income taxes for the three months ended June 30, 2009, resulted in no tax expense or benefit. The loss before income taxes for the three months ended June 30, 2008, resulted in a tax benefit of $55,000.

Results of Operations—Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Revenue increased $18.6 million to $63.0 million, or 41.9%, for the six months ended June 30, 2009, as compared to revenue of $44.4 million for the six months ended June 30, 2008. The increase in revenue is primarily due to seven new Federal government contracts obtained by Paragon Systems, net of four contract expirations.

Costs of Revenues. We categorize our cost of revenues into three areas: (i) direct labor; (ii) indirect labor and other contract support costs; and (iii) amortization of government contracts.

Direct Labor. Direct labor is the most significant expense in providing guard services on any contract. Direct labor was approximately 63.0% of revenue in 2009 and 61.9% of revenue in 2008. When bidding on contracts, we must anticipate labor rates during the contract term.

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 32.5% of revenue in 2009 and 32.7% of revenue in 2008.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue, as a percentage of revenue, was 95.5% in 2009 and 94.9% in 2008.

Selling, General and Administrative Expense. Selling, general and administrative expenses as a percentage of revenue was 6.4% in 2009 and 7.4% in 2008. Selling, general and administrative expenses, which include payroll and related expenses for administrative personnel, occupancy costs at the office locations, consulting and professional fees, and other miscellaneous office and corporation expenses, increased $770,000 to $4.0 million, or 23.3%, for the six months ended June 30, 2009, as compared to $3.3 million for the six months ended June 30, 2008. This increase is primarily due to higher bank fees associated with higher revenue, and increased personnel costs to support the growth in business.

Interest Expense, Net. Interest expense relates to the interest incurred on our Loan and Security Agreement, the 2007 Term Loan and the interest expense incurred on our 10% Notes and New Notes. Interest expense increased $796,000, or 37.9%, to $2.9 million for the six months ended June 30, 2009, as compared to interest expense of $2.1 million for the six months ended June 30, 2008. The increase is primarily due to higher outstanding balances on our Loan and Security Agreement in 2009.

Income Tax Expense (Benefit). The loss before income taxes for the six months ended June 30, 2009, resulted in tax expense of $2,000. The loss before income taxes for the six months ended June 30, 2008, resulted in a tax benefit of $8,000.

Liquidity and Capital Resources

As of June 30, 2009, we had a zero cash balance. For the six months ended June 30, 2009, cash used by operating activities was $6.6 million primarily due to the net loss of $5.4 million, the increase of unbilled revenues and trade accounts receivable of $2.4 million, and the decrease of accrued liabilities of $0.6 million. Cash provided by financing activities was $5.6 million primarily due to the proceeds from our asset-based lending facility.

The outstanding balance under the Loan Documents as of June 30, 2009, is approximately $26.3 million. Additionally, from time to time during 2008 and 2009, we have borrowed more than the maximum amount allowable under the availability formula under the Amended and Restated Credit Agreement. Accordingly, on those occasions when the outstanding balance exceeded the availability, we were charged the default interest and fees by our Lenders.

As of December 31, 2007, we were not in compliance with the Loan Documents and the outstanding borrowings exceeded the borrowing base as defined. On March 26, 2008, we entered into the Forbearance Agreement with our Lenders. Pursuant to the Forbearance Agreement, our Lenders waived certain specified defaults under the Loan Documents and agreed to forebear from exercising all remedies available to our Lenders in connection with such existing defaults until the earlier of a potential equity or subordinated debt offering or January 1, 2009. On December 12, 2008, the Forbearance Agreement was amended to extend the end of the Forbearance period from January 1, 2009 to January 1, 2010.

We have historically incurred losses and has not yet generated sufficient levels of cash flows from operating activities to meet our scheduled debt service payments and other obligations. On November 13, 2008, we completed the Exchange Offer pursuant to which we exchanged approximately $6.5 million, or 86%, of the aggregate principal amount of our outstanding 10% Notes for our New Notes and warrants.

The future success of the Company is dependent upon, among other things, our ability to achieve and maintain satisfactory levels of profitable operations, obtain and maintain adequate levels of debt and/or equity financing, and provide sufficient cash flow from operations to meet current and future obligations. We anticipate the recently awarded contracts along with the initiatives instituted to maximize cash flows and raise additional equity will alleviate any short-term liquidity issues facing us and will contribute toward achieving profitability and positive cash flow.

If an event of default under the Loan Documents or any agreement we have with our Lenders occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our agreements with our Lenders becomes immediately due and payable and we are unable to raise significant capital or obtain from our Lenders an additional waiver and an agreement to forbear, then we will not be able to satisfy our obligations to our Lenders, our Lenders may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

Item 4T.	Controls and Procedures

In connection with preparing an amendment to our Quarterly Report for the quarter ended June 30, 2008, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by such Quarterly Report and concluded that such disclosure controls and procedures were ineffective due to the material weakness that we identified in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related expense accounts with respect to payroll. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end with respect to payroll were not followed. A further discussion of this material weakness is set forth under Item 9(a), “Controls and Procedures,” of our Annual Report.

Our Chief Executive Officer and Chief Financial Officer again have evaluated our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, a material weakness in our internal control over financial reporting did exist in that we did not maintain effective controls over the completeness and accuracy of two accrued liability accounts relating to payroll. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of these two accrued liability accounts and related expenses were not followed.

The company hired additional financial staff during the second quarter of 2009 however the reconciliations of the certain accounts were not properly prepared as of June 30, 2009. In order to remedy this weakness the Company intends on providing additional training to the financial staff as well as providing additional oversight from the financial department of the corporate office.

There were no additional changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Litigation Regarding Our Initial Public Offering

As previously disclosed, on November 1, 2006, a purported class action complaint was filed in the State Court of Fulton County, State of Georgia, against Tri-S, its Chief Executive Officer, its former Chief Financial Officer and the lead underwriters in Tri-S’s initial public offering, alleging, among other things, violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with Tri-S’s initial public offering (Unschuld v. Tri-S Security Corp., et al., the “Unschuld Litigation”). More specifically, the complaint alleges that the registration statement relating to the initial public offering was materially inaccurate and misleading because it failed to disclose certain problems with the operations and financial condition of Paragon Systems of which the complaint alleges we were aware. The complaint seeks class certification, unspecified compensatory damages or rescission, as appropriate, and costs and disbursements relating to the lawsuit, including reasonable attorneys’ fees. On December 1, 2006, Tri-S removed the lawsuit to the United States District Court for the Northern District of Georgia. Plaintiff moved to remand the case back to the state court, which motion was granted on September 14, 2007, and the case is now pending in the State Court of Fulton County, State of Georgia. Tri-S and the other defendants each filed answers in response to the Complaint on August 13, 2008. On that same date, they also filed a joint motion to dismiss, or in the alternative, a motion for judgment on the pleadings (the “Motion to Dismiss”) and a motion for a stay of discovery (the “Motion for Stay”) pending a decision on the Motion to Dismiss. Plaintiff opposed the Motion for Stay on October 8, 2008 and the Motion to Dismiss on October 16, 2008. The Court stayed proceedings in the action until March 9, 2009 because of the parties’ ongoing settlement discussions. On March 9, 2009, the parties filed a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). The Court granted preliminary approval to the Settlement Agreement on March 10, 2009 (the “Preliminary Approval Order”). Under the terms of the Settlement Agreement and the Preliminary Approval Order, a payment of $1,000,000 was made (on behalf of all defendants) on March 20, 2009 (the “Cash Settlement Payment”) in return for, among other things, a release and dismissal with prejudice of all claims against us and the other defendants. Our insurance carrier funded the Cash Settlement Payment. Notice of the Settlement Agreement was given to potential class members and a fairness hearing was held on June 1, 2009. The Court certified a class for settlement purposes and gave final approval to the Settlement Agreement on June 1, 2009. The Court entered its Final Judgment and Order of Dismissal on June 1, 2009 (the “Final Order”), retaining jurisdiction as to all matters regarding administration, consummation, enforcement and interpretation of the Settlement Agreement and the Final Order, and for any other necessary purpose. The claims administrator designated under the Settlement Agreement is in the process of certifying claim forms received from class members and preparing to make distributions of the Cash Settlement Payment to class members with valid claim forms under the Settlement Agreement.

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

On May 13, 2008, Tri-S filed a complaint in the Superior Court of Fulton County, State of Georgia against Axis Reinsurance Company, Capitol, and McGriff combining Tri-S’s claims related to coverage for the Unschuld Litigation. Tri-S seeks (i) a declaratory judgment that the Axis Policy provides coverage for loss incurred in connection with the Unschuld Litigation and that coverage is not barred by an exclusion in the Axis Policy related to the litigation with the Selling Shareholders of Paragon Systems or by any other provision of the policy; (ii) an order requiring Axis to advance defense costs incurred in connection with the Unschuld Litigation; and (iii) an order requiring Axis to cover loss for claims related to the Unschuld Litigation. In the alternative, and to the extent the Unschuld Litigation is not covered by the Axis Policy, Tri-S seeks (i) a declaration that the Capitol Policy requires Capitol to pay defense expenses in connection with the Unschuld Litigation; (ii) an order requiring Capitol to pay such defense expenses; (iii) a declaration that the Capitol Policy requires Capitol to cover all loss incurred in connection with the Unschuld Litigation; and (iv) an order requiring Capitol to pay for such loss. Tri-S also seeks damages against McGriff for negligence, breach of contract, and breach of fiduciary duty in an amount to be determined. In the event that Tri-S is not fully covered under either the Axis Policy or the Capitol Policy, Tri-S further seeks a declaration that McGriff is required to cover loss incurred in connection with the Unschuld Litigation and an order requiring McGriff to advance defense costs incurred in connection with the Unschuld Litigation. Axis answered the complaint and asserted affirmative defenses on June 11, 2008. Capitol answered the complaint and asserted affirmative defenses on July 17, 2008. The parties agreed to extend McGriff’s time to answer through and including July 31, 2009. On June 26, 2009, Tri-S and McGriff filed a joint motion to dismiss all claims asserted against McGriff with prejudice. The Court granted the motion on June 30, 2009. On June 26, 2009, Tri-S and Axis filed a joint motion to dismiss all claims asserted against Axis with prejudice. The Court granted the motion on June 30, 2009. On July 16, 2009, Tri-S dismissed the action with prejudice.

Litigation Concerning 10% Notes

On April 28, 2009, an action was filed against Tri-S by Mark Machi in the Superior Court of Fulton County, State of Georgia, for damages and attorneys’ fees. The complaint alleges that Tri-S issued a 10% Note to the plaintiff in the principal amount of $50,000 and that such note has matured. The complaint further alleges that Tri-S is indebted to the defendant for the principal amount of the 10% Note, plus interest. The plaintiff seeks as damages $50,000, plus interest, as well as attorneys’ fees and the expenses of litigation. The plaintiff has filed a motion seeking summary judgment. Tri-S’s response to this motion is due in late September 2009.

On May 1, 2009, an a action was filed against Tri-S by Vincent Carbone, Clara Sola, Luis Baumeiser, Mercedes Cubillan, and Denton Business, Inc. in the Superior Court of Fulton County, State of Georgia. The complaint alleges that Tri-S issued a 10% Note in favor of each of the plaintiffs and that each of such notes has matured. The complaint further alleges that Tri-S has failed to pay the principal amount due under each of the 10% Notes, plus accrued interest. The plaintiffs seek a total of $500,000, the alleged aggregate principal value of all of the 10% Notes, plus interest, as well as attorneys’ fees and the costs of court. The plaintiffs have served discovery requests. Tri-S’s responses to these requests are due on August 24, 2009.

Other Litigation

On May 14, 2009, Sean Flynn, former President of Cornwall, and his father, James Flynn, filed a complaint against Tri-S, Cornwall and Mr. Farrell in the Superior Court of Fulton County, State of Georgia. The complaint alleges that: (i) the defendants breached their alleged agreement to pay Mr. Sean Flynn certain bonuses, severance amounts and other benefits in connection with his employment as Cornwall’s President (collectively, the “Unpaid Compensation”) and wrongfully terminated such employment; (ii) Mr. Farrell made certain fraudulent representations to Mr. Sean Flynn in order to induce him to accept the position of Cornwall’s President and relocate from Georgia to Florida (the “Representations”); and (iii) the defendants breached their alleged agreement to sell the Cornwall business to the plaintiffs (the “Sale Agreement”). In the complaint, the plaintiffs seek: (a) the Unpaid Compensation; (b) damages incurred by Mr. Sean Flynn as a result of his reliance on the Representations; (c) damages of not less than $500,000 for lost profits and lost business opportunities resulting from the termination of the Sale Agreement by the defendants; (d) transaction expenses incurred by Mr. James Flynn in preparation for the purchase of the Cornwall business; (e) lost income and lost benefits resulting from the termination of Mr. Sean Flynn’s employment; (f) reasonable litigation expenses, including attorneys’ fees; (g) an order requiring that the defendants indemnify Mr. Sean Flynn for actions taken in fulfillment of his duties as Cornwall’s President; and (h) punitive damages in the amount of $250,000 per defendant or an amount to be proven at trial. We believe the claims made by Messrs. Sean Flynn and James Flynn are without merit, and we intend to vigorously defend such claims.

Item 6.	Exhibits.

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: August 14, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated May 13, 2009, among the Company, Florida Business I, Inc., formerly known as The Cornwall Group, Inc., and certain of its affiliates, and U.S. Security Associates, Inc. (The Schedules to the Asset Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted Schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated August 5, 2009.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.6	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Rights Agreement, dated August 7, 2009, between the Company and Registrar and Transfer Company.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009.

10.1	Escrow Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, U.S. Security Associates, Inc. and SunTrust Bank.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.2	Non-Compete Agreement, dated May 13, 2009, among the Company, The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3	Assignment and Assumption Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

E-1

10.4	Bill of Sale, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-2