Form 10-Q/A
period 2009-03-31
TRI-S SECURITY CORP
filed 2009-09-04
CIK 1304901

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Original Report”) of Tri-S Security Corporation (the “Company”) to reflect the Company’s $2.5 million term loan (due March 28, 2010) as a current liability instead of a non-current liability as reported in the Original Report (the “Modification”). Aside from the Modification, no other changes have been made to the consolidated financial statements included in the Original Report.

This Amended Report amends and restates Item 1 of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the Modification. This Amended Report continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated any disclosures presented in the Original Report (except for the Modification). Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2009

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$—	$422
Unbilled revenues and trade accounts receivable	15,426	12,465
Prepaid expenses and other assets	775	676
Assets held for sale	7,389	9,028

Total current assets	23,590	22,591
Property and equipment, less accumulated depreciation	664	597
Goodwill	7,747	7,747
Intangibles, net
Customer contracts	—	22
Deferred loan costs	695	797
Other	—	6

Total assets	$32,696	$31,760

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$85	$—
Trade accounts payable	1,932	1,556
Other accrued expenses	476	1,315
Accrued interest expense – short term	946	534
Accrued salary and benefits	6,765	5,134
Income taxes payable	59	67
Asset-based lending facility	18,984	15,775
10% convertible notes	900	1,025
Term loan	2,500
Liabilities held for sale	4,632	5,480

Total current liabilities	37,279	30,886
Other liabilities:
14% convertible notes	6,607	6,470
Term loan		2,500
Accrued interest expense – long term	259	277
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	45,645	41,633

Stockholders’ deficit:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at March 31, 2009 and December 31, 2008	4	4
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	17,705	17,562
Deficit	(30,553)	(27,334)

Total stockholders’ deficit	(12,949)	(9,873)

Total liabilities and stockholders’ deficit	$32,696	$31,760

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-S SECURITY CORPORATION

Date: September 4, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell Chairman of the Board and Chief Executive Officer (duly authorized signatory and Principal Executive Officer)

Exhibit Index
Exhibit No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated May 13, 2009, among the Company, The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc. (The Schedules to the Asset Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted Schedules supplementally to the SEC upon request.)	Previously filed.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Warrant to purchase 90,000 shares of the Company’s common stock issued to BRE LLC on January 7, 2009.	Incorporated by reference to Exhibit 4.23 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.2	Form of 14% Convertible Promissory Note issued to accredited investors on January 8, 2009.	Incorporated by reference to Exhibit 4.24 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.3	Form of warrant to purchase 3,906 shares of the Company’s common stock issued to accredited investors on January 8, 2009.	Incorporated by reference to Exhibit 4.25 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.4	Form of warrant to purchase 65,000 shares of the Company’s common stock issued as compensation to a registered representative on January 9, 2009, in connection with the Company’s exchange offer conducted on November 13, 2008.	Incorporated by reference to Exhibit 4.26 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.5	Form of 14% Convertible Promissory Note issued to an accredited investor on February 3, 2009.	Incorporated by reference to Exhibit 4.27 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

E-1

4.6	Form of warrant to purchase 5,208 shares of the Company’s common stock issued to an accredited investor on February 3, 2009.	Incorporated by reference to Exhibit 4.28 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.7	Form of 14% Convertible Promissory Note issued to an accredited investor on February 25, 2009.	Incorporated by reference to Exhibit 4.29 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

4.8	Form of warrant to purchase 10,417 shares of the Company’s common stock issued to an accredited investor on February 25, 2009.	Incorporated by reference to Exhibit 4.30 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

10.1	Joint Stipulation of Settlement and Release between Hal Unschuld, individually and on behalf of the class he seeks to represent, the Company, Ronald Farrell, E. Wayne Stallings, Capital Growth Financial, LLC and Bathgate Capital Partners, LLC, filed March 9, 2009 (approved March 10, 2009 by the State Court of Fulton County, State of Georgia. A fairness hearing is scheduled for June 1, 2009).	Incorporated by reference to Exhibit 10.65 on the Company’s Yearly Report on Form 10-K for the year ending December 31, 2008.

10.2	Escrow Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, U.S. Security Associates, Inc. and SunTrust Bank.	Previously filed.

10.3	Non-Compete Agreement, dated May 13, 2009, among the Company, The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Previously filed.

10.4	Assignment and Assumption Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Previously filed.

10.5	Bill of Sale, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-2