Form 10-Q/A
period 2009-06-30
TRI-S SECURITY CORP
filed 2009-09-04
CIK 1304901

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Report”) of Tri-S Security Corporation (the “Company”) to reflect the Company’s $2.5 million term loan (due March 28, 2010) as a current liability instead of a non-current liability as reported in the Original Report (the “Modification”). Aside from the Modification, no other changes have been made to the consolidated financial statements included in the Original Report.

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

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

JUNE 30, 2009

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

Unaudited

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$—	$1,246
Restricted cash	75	75
Unbilled revenues and trade accounts receivable	18,969	16,610
Escrow funds – sale of Cornwall	629	—
Prepaid expenses and other assets	1,114	903

Total current assets	20,787	18,834
Property and equipment, less accumulated depreciation	572	611
Goodwill	7,747	9,825
Intangibles, net
Customer contracts	—	1,028
Deferred loan costs	583	797
Other	—	665

Total assets	$29,689	$31,760

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$56	$—
Trade accounts payable	2,658	1,885
Other accrued expenses	1,250	2,058
Accrued interest expense – short term	1,379	534
Accrued salary and benefits	5,126	5,676
Income taxes payable	53	67
Asset-based lending facility	22,453	19,641
Term loan	2,500	—
10% convertible notes	900	1,025

Total current liabilities	36,375	30,886
Other liabilities:
14% convertible notes	6,629	6,470
Term loan	—	2,500
Accrued interest expense – long term	240	277
Series D preferred stock subject to mandatory redemption	1,500	1,500

Total liabilities	44,744	41,633

Stockholders’ deficit:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,248,704 shares issued at June 30, 2009 and December 31, 2008	4	4
Treasury stock – 45,424 shares at cost	(105)	(105)
Additional paid-in capital	17,784	17,562
Deficit	(32,738)	(27,334)

Total stockholders’ deficit	(15,055)	(9,873)

Total liabilities and stockholders’ deficit	$29,689	$31,760

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

Pursuant to the Loan and Security Agreement, at our request, LSQ shall make advances (“Advances”) to us not to exceed $25,000,000 and subject to a borrowing base, which base includes 90% of accounts receivable, including unbilled accounts receivable. Prior to repayment of the 2007 Term Loan, interest accrues on Advances made on the basis of (i) billed accounts receivable at a rate equal to the Prime Rate plus 1% (but not less than 11%) and (ii) unbilled accounts receivable at a rate equal to the Prime Rate plus 4.5% (but not less than 12%). In addition, until the 2007 Term Loan is paid in full, we must pay LSQ a fee of ..7% of the face amount of billed accounts receivable. Following repayment of the 2007 Term Loan, interest accrues on all Advances at a rate equal to the Prime Rate plus 4.5%. Upon the occurrence of an event of default under the Loan and Security Agreement, interest is payable on all Advances at a rate equal to the Prime Rate plus 9.5%. The Loan and Security Agreement includes a subjective acceleration clause and expires on October 31, 2010.

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

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2009
Revenues	$63,020	$—	$63,020	$—
Amortization and depreciation	496	—	265	231
Operating income (loss)	(1,465)	—	670	(2,135)
Interest expense, net	2,860	—	724	2,136
Loss from discontinued operations, net of tax	(1,089)	(1,089)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2008
Revenues	$44,459	$—	$44,459	$—
Amortization and depreciation	552	—	269	283
Operating loss	(1,325)	—	799	(2,124)
Interest expense, net	2,064	—	458	1,606
Loss from discontinued segment, net of tax	(568)	(568)	—	—
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2009
Revenues	$33,698	$—	$33,698	$—
Amortization and depreciation	265	—	148	117
Operating income (loss)	(201)	—	826	(1,027)
Interest expense, net	1,476	—	374	1,102
Loss from discontinued operations, net of tax	(515)	(515)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2008
Revenues	$28,168	$—	$28,168	$—
Amortization and depreciation	282	—	140	142
Operating loss	(174)	—	712	(886)
Interest expense, net	1,299	—	336	963
Loss from discontinued segment, net of tax	(397)	(397)	—	—
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

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