Form 10-Q/A
period 2009-06-30
TRI-S SECURITY CORP
filed 2009-12-23
CIK 1304901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Report”) of Tri-S Security Corporation (the “Company”). The Audit Committee of the Company’s Board of Directors determined that the Company’s consolidated financial statements included in the Original Report and in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2009, should be restated because they contain errors as addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The errors in the Company’s consolidated financial statements included in the Original Report relate to an incorrect accrual for paid time off for the quarter ended June 30, 2009. As a result of this incorrect accrual, indirect labor expense, cost of revenues and net loss were understated, and gross profit was overstated, in the Original Report. The Company does not expect any negative impact to its liquidity position as a result of this error.

The restated consolidated financial statements for the quarter ended June 30,2009, included in this Amendment (the “Restatement”) report: (i) indirect labor expense of $11,162,000 as opposed to indirect labor expense of $10,528,000 as reported in the Original Report; (ii) cost of revenues of $32,408,000 as opposed to cost of revenues of $31,774,000 as reported in the Original Report; and (iii) gross profit of $1,290,000 as opposed to gross profit of $1,924,000 as reported in the Original Report; and (iv) net loss of $2,819,000 as opposed to net loss of $2,185,000 as reported in the Original Report.

The restated consolidated financial statements for the six months ended June 30, 2008, included in this Amendment (the “Restatement”) report: (i) indirect labor expense of $21,633,000 as opposed to indirect labor expense of $20,457,000 as reported in the Original Report; (ii) cost of revenues of $61,375,000 as opposed to cost of revenues of $60,199,000 as reported in the Original Report; and (iii) gross profit of $1,645,000 as opposed to gross profit of $2,821,000 as reported in the Original Report; and (iv) net loss of $6,580,000 as opposed to net loss of $5,404,000 as reported in the Original Report.

This Amendment amends and restates Items 1, 2 and 4T of Part I and Item 6 of Part II of the Original Report to the extent necessary to reflect the effects of the Restatement. Except for such amendments, this Amendment continues to describe conditions as of the date of the Original Report, and the Company has not modified or updated other disclosures presented in the Original Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TRI-S SECURITY CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE

JUNE 30, 2009

Tri-S Security Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2009 as previously reported	Adjustment	June 30, 2009, as restated (See Note 3)	Audited December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$—		$—	$1,246
Restricted cash	75		75	75
Trade accounts receivable, net	18,969		18,969	16,610
Escrow funds – sale of Cornwall	629		629
Prepaid expenses and other assets	1,114		1,114	903

Total current assets	20,787	—	20,787	18,834

Property and equipment, less accumulated depreciation	572		572	611
Goodwill	7,747		7,747	9,825
Intangibles
Customer contracts			—	1,028
Deferred loan costs	583		583	797
Other			—	665

Total assets	$29,689	$—	$29,689	$31,760

Liabilities and Stockholders’ Equity

Current liabilities:
Bank overdraft	$56	$—	$56	$—
Trade accounts payable	2,658		2,658	1,885
Other accrued expenses	1,250		1,250	2,058
Accrued interest	1,379		1,379	534
Accrued salary and benefits	5,126	1,176	6,302	5,676
Income taxes payable	53		53	67
Asset based lending facility	22,453		22,453	19,641
10% convertible notes	900		900	1,025
Term loan	2,500		2,500

Total current liabilities	36,375	1,176	37,551	30,886

Other liabilities:
14% convertible notes	6,629		6,629	6,470
Term loan			—	2,500
Accrued interest expense – long term	240		240	277
Series D preferred stock subject to mandatory redemption	1,500		1,500	1,500

	8,369	—	8,369	10,747

Total liabilities	44,744	1,176	45,920	41,633

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,203,280 shares issued and outstanding at September 30, 2008 and December 31, 2007	4		4	4
Treasury stock	(105)		(105)	(105)
Additional paid-in capital	17,784		17,784	17,562
Retained deficit	(32,738)	(1,176)	(33,914)	(27,334)

Total stockholders’ equity	(15,055)	(1,176)	(16,231)	(9,873)

Total liabilities and stockholders’ equity	$29,689	$—	$29,689	$31,760

See accompanying notes to financial statements

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009, as previously reported	Adjustment	2009, as restated (See Note 3)	2008	2009, as previously reported	Adjustment	2009, as restated (See Note 3)	2008
Revenues	$33,698		$33,698	$28,168	$63,020		$63,020	$44,459
Cost of revenues:
Direct labor	21,246		21,246	17,630	39,719		39,719	27,526
Indirect labor and other contract support costs	10,528	634	11,162	8,893	20,457	1,176	21,633	14,519
Amortization of customer contracts	—		—	66	23		23	133

	31,774	634	32,408	26,589	60,199	1,176	61,375	42,178

Gross profit	1,924	(634)	1,290	1,579	2,821	(1,176)	1,645	2,281
	5.7%		3.8%	5.6%	4.5%		2.6%	5.1%
Selling, general and administrative	2,013		2,013	1,596	4,056		4,056	3,286
Amortization of intangible assets	112		112	157	230		230	320

	2,125	—	2,125	1,753	4,286	—	4,286	3,606

Operating income (loss)	(201)	(634)	(835)	(174)	(1,465)	(1,176)	(2,641)	(1,325)

Other income (expense):
Interest expense, net	(1,476)		(1,476)	(1,299)	(2,860)		(2,860)	(2,064)
Other income	7		7	—	12		12	5

	(1,469)	—	(1,469)	(1,299)	(2,848)	—	(2,848)	(2,059)

Loss before income taxes	(1,670)	(634)	(2,304)	(1,473)	(4,313)	(1,176)	(5,489)	(3,384)
Income tax expense (benefit)	—		—	(55)	2		2	(8)

Net loss, prior to discontinued operations	$(1,670)	$(634)	$(2,304)	$(1,418)	$(4,315)	$(1,176)	$(5,491)	$(3,376)

Discontinued Operations, net of tax	(515)		(515)	(397)	(1,089)		(1,089)	(568)

Net loss	$(2,185)	$(634)	$(2,819)	$(1,815)	$(5,404)	$(1,176)	$(6,580)	$(3,944)

Basic and diluted loss per common share – continuing ops.	$(0.40)	$(0.15)	$(0.55)	$(0.34)	$(1.03)	$(0.28)	$(1.31)	$(0.80)
Basic and diluted loss per common share – discontinued ops.	$(0.12)		$(0.12)	$(0.09)	$(0.26)		$(0.26)	$(0.14)
Basic and diluted weighted average number of common shares	4,203	4,203	4,203	4,203	4,203	4,203	4,203	4,203

See accompanying notes to financial statements

Tri-S Security Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Six Months Ended June 30,
	2009, as previously reported	Adjustment	2009, as restated (See Note 3)	2008
Cash flow from operating activities:
Net income (loss)	$(5,404)	$(1,176)	$(6,580)	$(3,944)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss on sale of discontinued operations	54		54
Bad debt expense	(7)		(7)	293
Depreciation and amortization	838		838	1,362
Non-cash employee stock option expense	213		213	463
Non-cash interest expense	43		43	111
Changes in operating assets and liabilities:
Unbilled revenues and trade accounts receivable	(2,352)		(2,352)	(14,174)
Prepaid expenses and other assets	(225)		(225)	(984)
Trade accounts payable	773		773	(789)
Accrued liabilities	(550)	1,176	626	3,312
Income taxes payable	(14)		(14)	(402)

Net cash provided (used) by operating activities	(6,631)	—	(6,631)	(14,752)

Cash flow from investing activities:
Restricted cash	—		—	273
Purchase of property and equipment	(218)		(218)	(552)

Net cash provided (used) by investing activities	(218)	—	(218)	(279)

Cash flow from financing activities:
Bank overdraft	56		56
Proceeds from (payments on) asset based lending facility, net	5,557		5,557	15,128
Deferred financing costs	(1)		(1)	(26)
Issuance of convertible notes	(9)		(9)

Net cash provided (used) by financing activities	5,603	—	5,603	15,102

Net increase (decrease) in cash and cash equivalents	(1,246)		(1,246)	71
Cash and cash equivalents at beginning of period	1,246		1,246	465

Cash and cash equivalents at end of period	$—	$—	$—	$536

Supplemental disclosures of cash flow information:
Interest paid – continuing operations	$2,107		2,107	$1,990
Income taxes paid	16		16	394
Tender of 10% convertible notes for 14% convertible notes	116		116	$—
Payment of deferred financing costs through issuance of warrants	9		9	$—

See accompanying notes to financial statements

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

3. Restatement

Subsequent to June 30, 2009, the Company determined the previously issued consolidated financial statements for the quarter and six months ended June 30, 2009 should be restated as these financials contained certain errors as addressed in Financial

Accounting Standards Board Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The

errors in the Company’s consolidated financial statements relate to an incorrect accrual for paid time off for the quarter and six months ended June 30, 2009. As a result of this incorrect accrual, indirect labor expense, cost of revenues and net loss were understated, and gross profit was overstated.

The restated amounts in these amended consolidated financial statements for the quarter ended June 30,2009, are as follows: (i) indirect labor expense of $11,162,000 as opposed to indirect labor expense of $10,528,000 as previously reported; (ii) cost of revenues of $32,408,000 as opposed to cost of revenues of $31,774,000 as previously reported; and (iii) gross profit of $1,290,000 as opposed to gross profit of $1,924,000 as previously reported; and (iv) net loss of $2,819,000 as opposed to net loss of $2,185,000 as previously reported .

The restated amounts in the consolidated financial statements for the six months ended June 30, 2009, are as follows: (i) indirect labor expense of $21,633,000 as opposed to indirect labor expense of $20,457,000 as previously reported; (ii) cost of revenues of $61,375,000 as opposed to cost of revenues of $60,199,000 as previously reported; and (iii) gross profit of $1,645,000 as opposed to gross profit of $2,821,000 as reported in the Original Report; and (iv) net loss of $6,580,000 as opposed to net loss of $5,404,000 as previously reported.

4. Liquidity

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

6. Sale of Cornwall

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

7. Common and Preferred Stock

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

12. Sales to Major Customers

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

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2009, as previously reported
Revenues	$63,020	$—	$63,020	$—
Amortization and depreciation	496	—	265	231
Operating income (loss)	(1,465)	—	670	(2,135)
Interest expense, net	2,860	—	724	2,136
Loss from discontinued operations, net of tax	(1,089)	(1,089)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2009, as restated
Revenues	$63,020	$—	$63,020	$—
Amortization and depreciation	496	—	265	231
Goodwill impairment loss	—	—	—	—
Operating income (loss)	(2,641)	—	(506)	(2,135)
Interest expense, net	2,860	—	724	2,136
Loss from discontinued operations, net of tax	(1,089)	(1,089)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the six months ended June 30, 2008
Revenues	$44,459	$—	$44,459	$—
Amortization and depreciation	552	—	269	283
Operating loss	(1,325)	—	799	(2,124)
Interest expense, net	2,064	—	458	1,606
Loss from discontinued segment, net of tax	(568)	(568)	—	—
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2009, as previously reported
Revenues	$33,698	$—	$33,698	$—
Amortization and depreciation	265	—	148	117
Operating income (loss)	(201)	—	826	(1,027)
Interest expense, net	1,476	—	374	1,102
Loss from discontinued operations, net of tax	(515)	(515)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2009, as restated
Revenues	$33,698	$—	$33,698	$—
Amortization and depreciation	265	—	148	117
Goodwill Impairment Loss
Operating income (loss)	(835)	—	192	(1,027)
Interest expense, net	1,476	—	374	1,102
Loss from discontinued operations, net of tax	(515)	(515)	—	—
Current assets	20,787	1,493	19,165	129
Goodwill	7,747	—	7,747	—
Other intangibles	583	—	—	583
Total assets	29,689	1,493	27,454	742

	Total	Discontinued operations - Cornwall	Paragon Systems/SEP	Holding Co.
For the three months ended June 30, 2008
Revenues	$28,168	$—	$28,168	$—
Amortization and depreciation	282	—	140	142
Operating loss	(174)	—	712	(886)
Interest expense, net	1,299	—	336	963
Loss from discontinued segment, net of tax	(397)	(397)	—	—
Current assets	29,822	6,345	23,321	156
Goodwill	16,078	8,331	7,747	—
Other intangibles	2,802	2,359	201	242
Total assets	49,523	17,131	31,950	442

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

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 33.1% of revenue in 2009 and 31.6% of revenue in 2008.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue, as a percentage of revenue, was 96.2% in 2009 and 94.4% in 2008.

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

Indirect Labor and Other Contract Support Costs. This category of expenses consists primarily of indirect labor (guard supervisors), our portion of payroll taxes, employee benefit costs and other expenses. Other expenses comprise a relatively small portion of costs in this category. As with direct labor, when bidding on contracts, we must anticipate the cost of providing supervisory oversight of the guards performing the actual guard services and the related payroll taxes and employee benefits that are provided to both guards and supervisors. Indirect labor and other contract support costs were approximately 34.3% of revenue in 2009 and 32.7% of revenue in 2008.

Amortization of Government Contracts. Upon our acquisition of each of Paragon Systems and Cornwall, the existing contracts were valued in accordance with purchase accounting rules and the resulting asset values are being amortized over the remaining term of each contract proportionate to estimated future discounted cash flows based on an independent appraisal.

Total Cost of Revenue. Our total cost of revenue, as a percentage of revenue, was 97.4% in 2009 and 94.9% in 2008.

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

Liquidity and Capital Resources

As of June 30, 2009, we had a zero cash balance. For the six months ended June 30, 2009, cash used by operating activities was $6.6 million primarily due to the net loss of $6.5 million, the increase of unbilled revenues and trade accounts receivable of $2.4 million, and the decrease of accrued liabilities of $0.6 million. Cash provided by financing activities was $5.6 million primarily due to the proceeds from our asset-based lending facility.

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

Item 4T. Controls and Procedures

In connection with preparing an amendment to our Quarterly Report for the quarter ended June 30, 2009, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by such Quarterly Report and concluded that such disclosure controls and procedures were ineffective due to the material weakness that we identified in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related expense accounts with respect to paid time off. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end with respect to paid time off were not followed.

Our Chief Executive Officer and Chief Financial Officer again have evaluated our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, a material weakness in our internal control over financial reporting did exist in that we did not maintain effective controls over the completeness and accuracy of the liabilities relating to paid time off. Specifically, effective controls which were designed and in place to ensure the complete and accurate recording of these accruals and related expenses were not followed.

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

TRI-S SECURITY CORPORATION

Date: December 23, 2009	/s/ Ronald G. Farrell
Ronald G. Farrell
Chairman of the Board and Chief Executive Officer
(duly authorized signatory and Principal Executive Officer)

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated May 13, 2009, among the Company, Florida Business I, Inc., formerly known as The Cornwall Group, Inc., and certain of its affiliates, and U.S. Security Associates, Inc. (The Schedules to the Asset Purchase Agreement have been omitted from this Quarterly Report pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish copies of such omitted Schedules supplementally to the SEC upon request.)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-119737).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 14, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, dated August 5, 2009.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009.

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted September 13, 2007.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2007.

3.6	Amendment to the Amended and Restated Bylaws of the Company, adopted December 13, 2007.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007.

4.1	Rights Agreement, dated August 7, 2009, between the Company and Registrar and Transfer Company.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009.

10.1	Escrow Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, U.S. Security Associates, Inc. and SunTrust Bank.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.2	Non-Compete Agreement, dated May 13, 2009, among the Company, The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3	Assignment and Assumption Agreement, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

E-1

10.4	Bill of Sale, dated May 13, 2009, among The Cornwall Group, Inc. and certain of its affiliates, and U.S. Security Associates, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.	Filed herewith.

E-2